Form 10KSB
period 1997-12-31
BOC FINANCIAL CORP
filed 1998-05-12
CIK 1050893

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

          SPECIAL FINANCIAL REPORT FILED IN ACCORDANCE WITH RULE 15D-2
                                       OF
                THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                        CONTAINING FINANCIAL STATEMENTS
               FOR FISCAL YEARS ENDED DECEMBER 31, 1997 AND 1996


                   COMMISSION FILE NUMBER: (NOT YET OBTAINED)


                              BOC FINANCIAL CORP.
                 (Name of Small Business Issuer in its Charter)

                                 NORTH CAROLINA
                            (State of Incorporation)

                                   56-6511744
                      (I.R.S. Employer Identification No.)


                            107 SOUTH CENTRAL AVENUE
                          LANDIS, NORTH CAROLINA 28088
                                 (704) 857-7277
                        (Address and Telephone Number of
                          Principal Executive Office)


          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

Check whether the Bank (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Bank was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  YES  [X]   NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this Form and no disclosure will be contained, to the best of the Bank's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments of this Form 10-KSB. NOT APPLICABLE

Issuer's revenues for the year ended December 31, 1997, were $1,766,924.00.

The aggregate market value of the voting stock held by non-affiliates of the Issuer as of May 11, 1998, was approximately $10,766,892.00 (assuming $12.00 per share). As of May 11, 1998, 925,741 shares of the Issuer's common stock, $1.00 par value, were outstanding. The Issuer has no other classes of securities outstanding.

                      Documents Incorporated by Reference:
                                      NONE.

                            LANDIS SAVINGS BANK, SSB


                   SPECIAL FINANCIAL REPORT/1997 ANNUAL REPORT

LANDIS SAVINGS BANK, SSB
--------------------------------------------------------------------------------



TABLE OF CONTENTS


                                                                       Page No.

INDEPENDENT AUDITORS' REPORT.......................................      1

FINANCIAL STATEMENTS

   Statements of Financial Condition...............................      2

   Statements of Operations........................................      3

   Statements of Retained Earnings.................................      4

   Statements of Cash Flows........................................      5

   Notes to Financial Statements...................................      7

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Landis Savings Bank, SSB
Landis, North Carolina

We have audited the accompanying statements of financial condition of Landis Savings Bank, SSB as of December 31, 1997 and 1996 and the related statements of operations, retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Landis Savings Bank, SSB at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Dixon Odom PLLC

SOUTHERN PINES, NORTH CAROLINA
FEBRUARY 18, 1998

LANDIS SAVINGS BANK, SSB
STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------



ASSETS                                                                1997                   1996
                                                                -----------------     ------------------
Cash on hand and in banks                                       $         335,670     $          307,474
Interest-earning balances in other banks                                   35,061                 33,190
Federal funds sold                                                      1,750,000                675,000
Investment securities available for sale, at fair value
  (amortized cost of $2,898,728 and $2,146,388 at
  December 31, 1997 and 1996, respectively) (Note B)                    2,908,717              2,148,475
Loans receivable, net (Note C)                                         18,825,931             18,916,960
Accrued interest receivable                                                44,747                 40,440
Premises and equipment, net (Note D)                                      286,812                291,100
Stock in the Federal Home Loan Bank, at cost                              187,200                170,200
Other assets                                                              223,255                 78,589
                                                                -----------------     ------------------

TOTAL ASSETS                                                    $      24,597,393     $       22,661,428
                                                                =================     ==================

LIABILITIES AND RETAINED EARNINGS

Deposit accounts (Note G)                                       $      19,977,920     $       18,322,484
Advance payments from borrowers for property taxes and insurance           16,835                  8,794
Accrued expenses and other liabilities                                    178,573                 17,652
                                                                -----------------     ------------------

TOTAL LIABILITIES                                                      20,173,328             18,348,930
                                                                -----------------     ------------------

Commitments and contingencies (Notes C and L)

Retained earnings, substantially restricted                             4,424,065              4,312,498
                                                                -----------------     ------------------

TOTAL LIABILITIES AND RETAINED EARNINGS                         $      24,597,393     $       22,661,428
                                                                =================     ==================

-------------------------------------------------------------------------------
See accompanying notes.                                                  Page 2

LANDIS SAVINGS BANK, SSB
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


                                                          1997                1996
                                                    ----------------     ---------------
INTEREST INCOME
   Loans                                            $      1,500,983     $     1,445,284
   Investments                                               182,522             136,781
   Deposits in other banks and federal funds sold             78,024              27,485
                                                    ----------------     ---------------

TOTAL INTEREST INCOME                                      1,761,529           1,609,550
                                                    ----------------     ---------------

INTEREST EXPENSE
   Deposit accounts                                          986,335             840,658
                                                    ----------------     ---------------

NET INTEREST INCOME                                          775,194             768,892

PROVISION FOR LOAN LOSSES                                     22,400               5,200
                                                    ----------------     ---------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          752,794             763,692
                                                    ----------------     ---------------

OTHER INCOME
   Transaction and other service fee income                    2,603               3,803
   Gain on sale of assets                                      2,792               4,008
                                                    ----------------     ---------------

TOTAL OTHER INCOME                                             5,395               7,811
                                                    ----------------     ---------------

OTHER EXPENSES
   Personnel costs                                           420,326             294,888
   Occupancy                                                  47,102              47,077
   Data processing and outside service fees                   52,320              72,679
   Deposit insurance premiums                                 11,847              27,275
   SAIF special assessment (Note I)                                -             101,142
   Other                                                      76,942              66,805
                                                    ----------------     ---------------

TOTAL OTHER EXPENSES                                         608,537             609,866
                                                    ----------------     ---------------

INCOME BEFORE INCOME TAXES                                   149,652             161,637

INCOME TAX EXPENSE                                            43,000              49,790
                                                    ----------------     ---------------

NET INCOME                                          $        106,652     $       111,847
                                                    ================     ===============

-------------------------------------------------------------------------------
See accompanying notes.                                                  Page 3

LANDIS SAVINGS BANK, SSB
STATEMENTS OF RETAINED EARNINGS
YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


                                                         Unrealized                Total
                                    Retained               holding               retained
                                    earnings           gains (losses)            earnings
                                 ---------------       ----------------       ---------------
Balance at December 31, 1995       $   4,199,477              $   6,836         $   4,206,313

Net income                               111,847                      -               111,847

Unrealized holding gains
(losses), net of income tax
benefit of $4,400                              -                 (5,662)               (5,662)
                                 ---------------       ----------------       ---------------
Balance at December 31, 1996           4,311,324                  1,174             4,312,498

Net income                               106,652                      -               106,652

Unrealized holding gains
(losses), net of income
taxes of $2,987                                -                  4,915                 4,915
                                 ---------------       ----------------       ---------------
Balance at December 31, 1997     $     4,417,976       $          6,089       $     4,424,065
                                 ===============       ================       ===============


-------------------------------------------------------------------------------
See accompanying notes.                                                  Page 4

LANDIS SAVINGS BANK, SSB
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


                                                                            1997                1996
                                                                      ----------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                         $        106,652     $       111,847
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                                              29,277              25,250
      Amortization, net                                                        (32,086)            (34,701)
      Gain on sale of assets, net                                               (2,792)             (4,008)
      Provision for loan losses                                                 22,400               5,200
      Deferred income taxes                                                    (48,000)              1,807
      Deferred compensation                                                    123,000                   -
      Changes in assets and liabilities:
        Increase in accrued interest receivable                                 (4,307)             (5,963)
        (Increase) decrease in other assets                                     56,530                (323)
        Increase (decrease) in accrued expenses and other liabilities           37,921             (17,632)
                                                                      ----------------     ---------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                      288,595              81,477
                                                                      ----------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net increase in interest-earning balances in other banks                     (1,871)               (732)
   Net increase in federal funds sold                                       (1,075,000)           (575,000)
   Purchases of available for sale investment securities                    (3,244,262)         (2,293,012)
   Proceeds from maturities of:
      Available for sale investment securities                                 650,000           1,325,000
      Held to maturity investment securities                                         -              23,151
   Proceeds from sales of available for sale investment securities           1,846,109             800,868
   Purchase of Federal Home Loan Bank stock                                    (17,000)            (12,700)
   Proceeds from sales of loans                                                  5,362                   -
   Net (increase) decrease in loans                                             93,958          (1,579,417)
   Purchase of premises and equipment                                          (24,989)            (40,830)
                                                                      ----------------     ---------------

NET CASH USED BY INVESTING ACTIVITIES                                       (1,767,693)         (2,352,672)
                                                                      ----------------     ---------------

-------------------------------------------------------------------------------
See accompanying notes.                                                  Page 5

LANDIS SAVINGS BANK, SSB
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                     1997                1996
                                                               ----------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in savings accounts                            $      1,831,692     $     1,620,600
   Net increase (decrease) in certificates of deposit                  (176,256)            856,338
   Net increase in advance payments from borrowers
      for taxes and insurance                                             8,041               1,708
   Stock conversion costs incurred                                     (156,183)                  -
                                                               ----------------     ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             1,507,294           2,478,646
                                                               ----------------     ---------------
NET INCREASE IN CASH ON HAND AND IN BANKS                                28,196             207,451

CASH ON HAND AND IN BANKS, BEGINNING                                    307,474             100,023
                                                               ----------------     ---------------
CASH ON HAND AND IN BANKS, ENDING                              $        335,670     $       307,474
                                                               ================     ===============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for:
      Interest                                                 $        986,335     $       840,658
                                                               ================     ===============
      Income taxes                                             $         43,640     $        65,933
                                                               ================     ===============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES
      Unrealized holding gains (losses) on available for sale
        investment securities, net of deferred income taxes    $          4,915     $         5,662
                                                               ================     ===============


-------------------------------------------------------------------------------
See accompanying notes.                                                  Page 6

LANDIS SAVINGS BANK, SSB
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

Landis Savings Bank, SSB of Landis, North Carolina ("Landis Savings" or "Bank") is an operating mutual savings bank chartered in North Carolina. The Bank is primarily engaged in the business of obtaining savings deposits from and providing loans to the general public.

Nature of Business

Landis Savings maintains its offices and conducts its primary business in Landis, North Carolina. The Bank is primarily engaged in the business of attracting deposits from the general public and using such deposits to make mortgage loans secured by one-to-four family residential real estate located in its primary market area. The Bank also makes home equity line of credit loans, multi-family residential loans, commercial loans, construction loans and loans secured by deposit accounts. Landis Savings has been and intends to continue to be a community-oriented financial institution offering a variety of financial services to meet the needs of the community it serves.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly sensitive to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

A majority of the Bank's loan portfolio consists of single-family residential loans in its market area. The regional economy is currently stable and consists of various types of industry. Real estate prices in this market are also stable; however, the ultimate collectibility of a substantial portion of the Bank's loan portfolio is susceptible to changes in local market conditions.

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loans and foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change materially in the near term.


-------------------------------------------------------------------------------
                                                                       Page 7

LANDIS SAVINGS BANK, SSB
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

NOTE A - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investment Securities

The Bank classifies its securities in one of three categories: trading, available for sale, or held to maturity. There were no trading or held to maturity securities at December 31, 1997 or 1996. All securities are classified as available for sale.

Available for sale securities consist of investment securities not classified as trading securities or held to maturity securities and are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on securities available for sale are excluded from earnings and are reported as a separate component of retained earnings until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains or losses associated with transfers of securities from held to maturity to available for sale are recorded as a separate component of retained earnings.

A decline in the market value of any available for sale or held to maturity investment below cost that is deemed other than temporary is charged to earnings and establishes a new cost basis for the security.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to the yield. Realized gains and losses are included in earnings and the costs of securities sold are derived using the specific identification method.

Loans Receivable

Loans receivable are stated at unpaid balances, less the allowance for loan losses and net deferred loan fees.

Loan origination and commitment fees, as well as certain direct origination costs, are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method. Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

Loans are placed on nonaccrual when a loan is specifically determined to be impaired. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received.

-------------------------------------------------------------------------------
                                                                         Page 8

LANDIS SAVINGS BANK, SSB
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

NOTE A - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loans Receivable (Continued)

The Bank accounts for impaired loans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." A loan is impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate or at the loan's observable market price, or the fair value of the collateral of the loan if the loan is collateral dependent. Interest income from impaired loans is recognized using the cash basis method of accounting during the time within that period in which the loans were impaired.

Allowance for Loan Losses

The Bank provides for loan losses on the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to operations based on various factors which, in management's judgment, deserve current recognition in estimating possible losses. Such factors considered by management include the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, delinquency trends, and economic conditions. Management evaluates the carrying value of loans periodically and the allowance is adjusted accordingly. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation of premises and equipment is recorded using straight-line and accelerated methods over the estimated useful lives of the related assets.

Expenditures for maintenance and repairs are charged to expense as incurred, while those for improvements are capitalized. The costs and accumulated depreciation relating to premises and equipment retired or otherwise disposed of are eliminated from the accounts, and any resulting gains or losses are credited or charged to earnings.

-------------------------------------------------------------------------------
                                                                         Page 9

LANDIS SAVINGS BANK, SSB
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

NOTE A - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investment in Federal Home Loan Bank Stock

As a requirement for membership, the Bank invests in stock of the Federal Home Loan Bank of Atlanta ("FHLB"). This investment is carried at cost.

Real Estate Acquired In Settlement of Loans

Real estate acquired in settlement of loans is carried at the lower of cost or fair value less estimated costs to dispose. Generally accepted accounting principles define fair value as the amount that is expected to be received in a current sale between a willing buyer and seller other than in a forced or liquidation sale. Fair values at foreclosure are based on appraisals. Losses arising from the acquisition of foreclosed properties are charged against the allowance for loan losses. Subsequent writedowns are provided by a charge to operations through the allowance for losses on other real estate in the period in which the need arises.

Income Taxes

Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Bank's assets and liabilities result in deferred tax assets, applicable accounting standards require an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

A deferred tax liability is not recognized for portions of the allowance for loan losses for income tax purposes in excess of the financial statement balance, as described in Note J. Such a deferred tax liability will only be recognized when it becomes apparent that those temporary differences will reverse in the foreseeable future.

-------------------------------------------------------------------------------
                                                                        Page 10

LANDIS SAVINGS BANK, SSB
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

NOTE A - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Benefit Plans

The Bank has a profit sharing plan that covers substantially all of the Bank's employees and qualifies under the provisions of ss.401(a) of the Internal Revenue Code. The Board of Directors determines discretionary contributionS on an annual basis. The Bank also has a non-contributory director's retirement plan that covers all eligible directors. The expense for the plan is accrued monthly assuming a 6% discount rate and 100% vesting of benefits. Payment of benefits is based on age and vesting requirements outlined in the plan. In 1996, the Bank terminated its defined benefit retirement plan.

FASB STATEMENT ON REPORTING COMPREHENSIVE INCOME. In June 1997, the FASB issued SFAS No. 130. This Statement establishes standards of reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. In addition to net income as has been historically determined, comprehensive income for the Bank would include unrealized holding gains and losses on available for sale securities. This Statement will be effective for the Bank's fiscal year ending December 31, 1998, and the Bank does not intend to early adopt. Had the Bank early-adopted this Statement, it would have reported comprehensive income of $111,567 and $106,185 for the years ended December 31, 1997 and 1996, respectively.


NOTE B - INVESTMENT SECURITIES

The following is a summary of the securities portfolios by major classification:

                                                                                  December 31, 1997
                                                                                  -----------------
                                                                               Gross              Gross
                                                          Amortized         Unrealized         Unrealized           Fair
                                                            Cost               Gains             Losses             Value
                                                            ----               -----             ------             -----
Securities available-for-sale:
   U. S. government securities and obligations
    of U. S. government agencies                       $    2,898,728     $       10,413     $          424    $    2,908,717
                                                       ==============     ==============     ==============    ==============

                                                                                  December 31, 1996
                                                                                  -----------------
                                                                               Gross              Gross
                                                          Amortized         Unrealized         Unrealized           Fair
                                                            Cost               Gains             Losses             Value
                                                            ----               -----             ------             -----

Securities available-for-sale:
   U. S. government securities and obligations
    of U. S. government agencies                       $    2,146,388     $        4,196     $        2,109    $    2,148,475
                                                       ==============     ==============     ==============    ==============



-------------------------------------------------------------------------------
                                                                        Page 11

LANDIS SAVINGS BANK, SSB
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

NOTE B - INVESTMENT SECURITIES (CONTINUED)

The amortized cost and fair values of securities available for sale at December 31, 1997 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                Securities Available for Sale
                                                -----------------------------
                                                 Amortized            Fair
                                                   Cost               Value
                                                   ----               -----
     Due within one year                      $    1,150,000     $    1,151,450
     Due after one year through five years         1,748,728          1,757,267
                                              --------------     --------------
                                              $    2,898,728     $    2,908,717
                                              ==============     ==============

Proceeds from maturities and sales of investment securities available for sale during the year ended December 31, 1997 were $650,000 and $1,846,109, respectively. Gross gains and losses of $2,423 and $78, respectively, were realized on those sales.

Proceeds from maturities and sales of investment securities available for sale during the year ended December 31, 1996 were $1,325,000 and $800,868, respectively. Gross gains of $4,008 were realized on those sales. Proceeds from maturities of investment securities held to maturity during the year ended December 31, 1996 were $23,151. No gains or losses were realized on those maturities.

Securities with a carrying value of $300,000 at December 31, 1997 were pledged to secure public monies on deposit as required by law.


-------------------------------------------------------------------------------
                                                                        Page 12

LANDIS SAVINGS BANK, SSB
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

NOTE C - LOANS RECEIVABLE

Loans receivable consist of the following:

                                                      1997                1996
                                                ---------------     --------------
Type of loan:
    Real estate loans:
       One-to-four family residential
           Fixed                                $    11,506,221    $    11,611,870
           Adjustable                                 5,165,129          5,313,349
       Multi-family residential
           Adjustable                                   198,277            224,531
       Commercial
           Fixed                                         65,000                  -
           Adjustable                                   245,516            248,245
       Construction
           Adjustable                                         -            413,000
       Home equity lines of credit
           Adjustable                                 1,302,954          1,174,895
       Home improvement loans
           Fixed                                        353,754            263,577
                                                ---------------    ---------------
    Total real estate loans                          18,836,851         19,249,467
                                                ---------------    ---------------
    Other loans:
       Loans secured by deposits
           Fixed                                        104,388             58,524
                                                ---------------    ---------------
Total loans                                          18,941,239         19,307,991

Less:
    Construction loans in process                             -           (289,044)
    Allowance for loan losses                           (30,000)            (7,600)
    Deferred loan origination fees, net of costs        (85,308)           (94,387)
                                                ---------------    ---------------
                                                $    18,825,931    $    18,916,960
                                                ===============    ===============

At December 31, 1997 and 1996, the Bank had no loans in nonaccrual status.

-------------------------------------------------------------------------------
                                                                        Page 13

LANDIS SAVINGS BANK, SSB
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

NOTE C - LOANS RECEIVABLE (CONTINUED)

The allowance for loan losses is summarized as follows:

                                             1997                   1996
                                       ---------------        ---------------

         Balance at beginning of year   $         7,600       $         2,400
                                        ---------------       ---------------
         Loans charged off:
             Real estate                              -                     -
             Other                                    -                     -
                                        ---------------       ---------------

         Total loans charged off                      -                     -
                                        ---------------       ---------------

         Recoveries:
             Real estate                              -                     -
             Other                                    -                     -
                                        ---------------       ---------------

         Total loan recoveries                        -                     -
                                        ---------------       ---------------

         Provision for loan losses               22,400                 5,200
                                        ---------------       ---------------

         Balance at end of year         $        30,000       $         7,600
                                        ===============       ===============

At December 31, 1997, the Bank had mortgage loan commitments outstanding of $149,200 and pre-approved but unused lines of credit totaling $1,743,950. In management's opinion, these commitments, and undisbursed proceeds on construction loans in process reflected above, represent no more than normal lending risk to the Bank and will be funded from normal sources of liquidity.

The Bank has had loan transactions with its directors and executive officers. Such loans were made in the ordinary course of business and on substantially the same terms and collateral as those for comparable transactions prevailing at the time and did not involve more than the normal risk of collectibility or present other unfavorable features. A summary of related party loan transactions is as follows:

                                              1997               1996
                                         --------------     ---------------

         Balance at beginning of year    $      190,160     $       239,646
         Additional borrowings                  179,544             115,456
         Loan repayments                        (41,517)           (164,942)
                                         --------------     ---------------

         Balance at end of year          $      328,187     $       190,160
                                         ==============     ===============

-------------------------------------------------------------------------------
                                                                        Page 14

LANDIS SAVINGS BANK, SSB
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

NOTE D - PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

                                                  1997               1996
                                             --------------     ---------------

         Land                                $       16,000     $        16,000
         Building and improvements                  390,007             371,236
         Furniture and equipment                    153,721             147,503
                                             --------------     ---------------

                                                    559,728             534,739
         Accumulated depreciation                  (272,916)           (243,639)
                                             --------------     ---------------

                                             $      286,812     $       291,100
                                             ==============     ===============


NOTE E - FEDERAL INSURANCE OF DEPOSITS

Eligible deposit accounts are insured up to $100,000 by the Federal Deposit Insurance Corporation.


NOTE F - ADVANCES FROM FEDERAL HOME LOAN BANK

The Bank has a $2,000,000 line of credit from the Federal Home Loan Bank, which is secured by a blanket floating lien on the Bank's one-to-four family residential mortgage loans. As of December 31, 1997, there were no advances on this line of credit.

NOTE G - DEPOSIT ACCOUNTS

A comparative summary of deposit accounts at December 31, 1997 and 1996 follows:

                                         1997                             1996
                            ----------------------------     ----------------------------
                                               Weighted                          Weighted
                                                Average                           Average
                                Amount           Rate           Amount             Rate
                                ------           ----           ------             ----
Savings deposits:
    Regular passbook        $     4,069,228      3.20%       $     4,333,767       3.05%
    Money market                  4,761,984      5.23%             2,665,753       5.58%
                            ---------------                  ---------------

                                  8,831,212      4.29%             6,999,520       4.01%
Certificates of deposit          11,146,708      5.68%            11,322,964       5.74%
                            ---------------                  ---------------

Total deposit accounts      $    19,977,920      5.07%       $    18,322,484       5.08%
                            ===============                  ===============

The weighted average cost of deposit accounts was 5.07% and 5.08% at December 31, 1997 and 1996, respectively.

-------------------------------------------------------------------------------
                                                                        Page 15

LANDIS SAVINGS BANK, SSB
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

NOTE G - DEPOSIT ACCOUNTS (CONTINUED)

A summary of certificate accounts by maturity as of December 31, 1997 follows:

                                                    Less than            $100,000
                                                    $100,000              or More               Total
                                                    --------              -------               -----
         Three months or less                    $   2,298,106       $        332,153      $    2,630,259
         Over three months through twelve months     3,926,181              1,977,120           5,903,301
         Over one year through three years           2,008,091                605,057           2,613,148
         Over three years                                    -                      -                   -
                                                 -------------       ----------------      --------------
         Total certificate accounts              $   8,232,378       $      2,914,330      $   11,146,708
                                                 =============       ================      ==============

Interest expense on deposits for the years ended December 31, 1997 and 1996 is summarized as follows:

                                                1997               1996
                                           --------------     ---------------

         Regular passbook savings          $      128,714     $       144,488
         Money market savings                     209,328              74,822
         Certificates of deposit                  650,264             622,362
                                           --------------     ---------------

                                                  988,306             841,672
         Penalties for early withdrawal             1,971               1,014
                                           --------------     ---------------

                                           $      986,335     $       840,658
                                           ==============     ===============

NOTE H - EMPLOYEE AND DIRECTOR BENEFIT PLANS

Pension Plan

The Bank terminated its qualified, noncontributory defined benefit retirement plan during 1996. The pension expense incurred during the years ended December 31, 1997 and 1996 was $-0- and $7,510, respectively.

Profit Sharing Plan

On June 26, 1996, the Bank adopted a profit sharing plan under the provisions of ss.401(a) of the Internal Revenue Code. Under the plan, the directors of the Bank contribute a discretionary amount to the plan at the end of each plan year. Participation in the plan is available to any employee of the Bank who has at least one year of service of 1,000 hours or more with the Bank. Also, a participant's share of the employer contributions begins vesting at a rate of 20% per year after three years of service and is considered fully vested after 7 years of service. Plan benefits are paid out at retirement age (65) or other times as described in the plan. For each of the plan years ended December 31, 1997 and 1996, the Bank incurred $18,000 of expense in the form of contributions to the plan.

-------------------------------------------------------------------------------
                                                                        Page 16

LANDIS SAVINGS BANK, SSB
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

NOTE H - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Directors' Retirement Plan

A directors' retirement plan, effective June 1, 1997, was adopted for the purpose of providing retirement benefits to members of the Board of Directors who provide expertise in direction of the Bank's growth and to ensure that the Bank will have their continued assistance in the future. All directors are eligible to participate in the plan. Retirement benefits, to the extent earned, will be payable to a participant who has attained the age of 70 years and has retired from service on the Board. For participants who have attained the age of 65 as of June 1, 1997, benefits are earned over a five-year period beginning on the first anniversary of the plan at a rate of 20% per year. For all other participants, benefits are at a rate of 10% per year commencing on the first anniversary following the participant's tenth year of service as a member of the Board of Directors. Full retirement benefits are provided in the event of death or permanent disability. Expenses for this plan were $105,000 for the year ended December 31, 1997.


NOTE I - SPECIAL SAIF ASSESSMENT

On September 30, 1996, the Deposit Insurance Funds Act of 1996 was signed into law. The legislation included a special assessment to recapitalize the SAIF insurance fund up to its statutory goal of 1.25% of insured deposits. The assessment required the Bank to pay an amount equal to 65.7 basis points of its SAIF-assessable deposit base as of March 31, 1995, which resulted in a charge to income during the year ended December 31, 1996 of $101,142.


-------------------------------------------------------------------------------
                                                                        Page 17

LANDIS SAVINGS BANK, SSB
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

NOTE J - INCOME TAXES

The components of income tax expense are as follows for the years ended December 31, 1997 and 1996:

                                                                     1997               1996
                                                                --------------     ---------------
         Current tax expense                                    $       91,000     $        43,583
         Net deferred expense (benefit) included in operations         (48,000)              6,207
                                                                --------------     ---------------
                                                                $       43,000     $        49,790
                                                                ==============     ===============

The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate of 34% to income before income taxes were as follows for the years ended December 31, 1997 and 1996:

                                                           1997               1996
                                                      --------------     ---------------
         Income tax at federal statutory rate         $       50,882     $        54,957
         State income tax, net of federal tax benefit            614               1,913
         Effect of graduated rate brackets                    (9,267)             (9,346)
         Other                                                   771               2,266
                                                      --------------     ---------------
                                                      $       43,000     $        49,790
                                                      ==============     ===============

Deferred tax assets and liabilities arising from temporary differences at December 31, 1997 and 1996 are summarized as follows:

                                                           1997               1996
                                                      --------------     ---------------
         Deferred tax assets relating to:
            Allowance for loan losses                 $       11,454     $         2,973
            Deferred compensation                             41,234                   -
            Loan fees and costs                               31,446              33,585
                                                      --------------     ---------------
         Gross deferred tax assets                            84,134              36,558
         Valuation allowance                                       -                   -
                                                      --------------     ---------------
         Net deferred tax assets                              84,130              36,558
                                                      --------------     ---------------
         Deferred tax liabilities relating to:
            FHLB stock dividends                              26,842              26,842
            Unrealized gains on investment securities
               available for sale                              3,900                 913
                                                      --------------     ---------------
         Total deferred tax liabilities                       30,742              27,755
                                                      --------------     ---------------
         Net deferred tax assets                      $       53,388     $         8,803
                                                      ==============     ===============

-------------------------------------------------------------------------------
                                                                        Page 18

LANDIS SAVINGS BANK, SSB
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

NOTE J - INCOME TAXES (CONTINUED)

Retained earnings at December 31, 1997 include approximately $748,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for income tax purposes only. Reductions of the amount so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate.

During 1996, Congress enacted certain tax legislation that exempted thrift institutions from being taxed on these pre-1987 bad debt reserves. Further, the use of the reserve method is now required for all thrifts.


NOTE K - REGULATORY RESTRICTIONS

Capital Requirements

The Bank is regulated by the Federal Deposit Insurance Corporation ("FDIC") and the Administrator, Savings Institutions Division, North Carolina Department of Commerce (the "Administrator").

The Bank is subject to the capital requirements of the FDIC and the Administrator. The FDIC requires the Bank to maintain minimum ratios of Tier 1 capital to risk-weighted assets and total capital to risk-weighted assets of 4% and 8%, respectively. Tier 1 capital consists of total retained earnings calculated in accordance with generally accepted accounting principles less intangible assets, and total capital is comprised of Tier 1 capital plus certain adjustments, the only one of which applies to the Bank is the allowance for possible loan losses. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Bank adjusted for their relative risk levels using formulas set forth in FDIC regulations. The Bank is also subject to an FDIC leverage capital requirement, which calls for a minimum ratio of Tier 1 capital (as defined above) to quarterly average total assets of 3% to 5%, depending on the institution's composite ratings as determined by its regulators. The Administrator requires a net worth equal to at least 5% of total assets.


-------------------------------------------------------------------------------
                                                                        Page 19

LANDIS SAVINGS BANK, SSB
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

NOTE K - REGULATORY RESTRICTIONS (CONTINUED)

Capital Requirements (Continued)

At December 31, 1997, the Bank was in compliance with all of the aforementioned capital requirements as shown below:

                                               Leverage           Tier 1 Risk
                                                 Ratio             Adjusted          Risk Based         N.C. Savings
                                            Tier 1 Capital          Capital            Capital          Bank Capital
                                            --------------          -------            -------          ------------
Retained earnings                         $       4,424,065   $      4,424,065     $      4,424,065    $      4,424,065
Unrealized gain on securities                        (6,089)            (6,089)              (6,089)             (6,089)
Loan loss allowance                                       -                  -               30,000              30,000
                                          -----------------   ----------------     ----------------    ----------------
Regulatory capital                                4,417,976          4,417,976            4,447,976           4,447,976

Minimum capital requirement                         732,000            412,000              824,000           1,230,000
                                          -----------------   ----------------     ----------------    ----------------
Excess regulatory capital                 $       3,685,976   $      4,005,976     $      3,623,976    $      3,217,976
                                          =================   ================     ================    ================


NOTE L - CONCENTRATION OF CREDIT RISK AND OFF-BALANCE SHEET RISK

The Bank generally originates single-family residential loans within its primary lending area of Landis, North Carolina. The Bank's underwriting policies require such loans to be made at no greater than 80% loan-to-value based upon appraised values unless private mortgage insurance is obtained. These loans are secured by the underlying properties.

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit on mortgage loans and equity lines of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial condition. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

A summary of the contract amount of the Bank's exposure to off-balance sheet risk as of December 31, 1997 is as follows:

              Financial instruments whose contract amounts represent credit risk:

                Commitments to extend credit, mortgage loans     $      149,200
                Undisbursed lines of credit                           1,743,950

-------------------------------------------------------------------------------
                                                                        Page 20

LANDIS SAVINGS BANK, SSB
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


NOTE M - OTHER COMMITMENTS

On December 17, 1997, the Bank signed a letter of intent to purchase land for a new branch location for $557,377

NOTE N - SUBSEQUENT EVENTS

Subsequent to December 31, 1997, the Bank committed to purchase, without recourse, a participating interest in a loan to be made by another bank. The total loan will be for $1,071,000, with Landis Savings Bank's participation being $500,000.

NOTE O - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

The Bank has implemented Statement of Financial Accounting Standards No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS ("SFAS 107"), which requires disclosure of the estimated fair values of the Bank's financial instruments whether or not recognized in the balance sheet, where it is practical to estimate that value. Such instruments include cash, interest-earning balances, federal funds sold, investment securities, loans, stock in the Federal Home Loan Bank of Atlanta, deposit accounts, and commitments. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank's entire holdings of a particular financial instrument. Because no active market readily exists for a portion of the Bank's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

         CASH ON HAND AND IN BANKS, INTEREST BEARING BALANCES IN OTHER BANKS, AND FEDERAL FUNDS SOLD

            The carrying amounts for these approximate fair value because of the short maturities of those instruments.

         INVESTMENT SECURITIES

            Fair value for investment securities equals quoted market price if such information is available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.


-------------------------------------------------------------------------------
                                                                        Page 21

LANDIS SAVINGS BANK, SSB
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

NOTE O - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

         LOANS

           For certain homogenous categories of loans, such as residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

           STOCK IN FEDERAL HOME LOAN BANK OF ATLANTA

            The fair value for FHLB stock is its carrying value, since this is the amount for which it could be redeemed. There is no active market for this stock and the Bank is required to maintain a minimum balance based on the unpaid principal of home mortgage loans.

         DEPOSIT LIABILITIES

            The fair value of savings deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using rates currently offered for deposits of similar remaining maturities.

         FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

            With regard to financial instruments with off-balance sheet risk discussed in Note L, it is not practicable to estimate the fair value of future financing commitments.

The carrying amounts and estimated fair values of the Bank's financial instruments, none of which are held for trading purposes, are as follows at December 31, 1997:

                                                                     Carrying             Estimated
                                                                      Amount             Fair Value
                                                                      ------             ----------
         Financial assets:
            Cash, interest bearing balances, federal funds sold  $      2,120,731     $      2,120,731
            Investment securities                                       2,908,717            2,908,717
            Loans                                                      18,825,931           19,052,931
            Stock in Federal Home Loan Bank of Atlanta                    187,200              187,200
         Financial liabilities - Deposits                              19,977,920           19,840,920

NOTE P - PLAN OF CONVERSION

On September 29, 1997, the Board of Directors of the Bank unanimously adopted a Plan of Holding Company Conversion whereby the Bank will convert from a North Carolina-charted mutual savings bank to a North Carolina-chartered stock commercial bank and will become a wholly-owned subsidiary of a holding company formed in connection with the Conversion. The holding company will issue common stock to be sold in the Conversion and will use that portion of the net proceeds thereof which it does not retain to purchase the capital stock of the Bank. The Plan is subject to approval by regulatory authorities and the members of the Bank at a special meeting.

-------------------------------------------------------------------------------
                                                                        Page 22

LANDIS SAVINGS BANK, SSB
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

NOTE P - PLAN OF CONVERSION (CONTINUED)

The stockholders of the holding company will be asked to approve a proposed stock option plan and a proposed management recognition plan at a meeting of the stockholders after the Conversion. Shares issued to directors and employees under these plans may be from authorized but unissued shares of common stock or they may be purchased in the open market. In the event that options or shares are issued under these plans, such issuances will be included in the earnings per share calculation; thus, the interests of existing stockholders will be diluted.

At the time of Conversion, the Bank will establish a liquidation account in an amount equal to its net worth as reflected in its latest statement of financial condition used in its final conversion prospectus. The liquidation account will be maintained for the benefit of eligible deposit account holders who continue to maintain their deposit accounts in the Bank after conversion. Only in the event of a complete liquidation will each eligible deposit account holder be entitled to receive a subaccount balance for deposit accounts then held before any liquidation distribution may be made with respect to common stock. Dividends paid by the Bank subsequent to the Conversion cannot be paid from this liquidation account.

The Bank may not declare or pay a cash dividend on or repurchase any of its common stock if its net worth would thereby be reduced below either the aggregate amount then required for the liquidation account or the minimum regulatory capital requirements imposed by federal and state regulations.

As of December 31, 1997, $156,183 of conversion costs had been incurred. If the Conversion is ultimately successful, Conversion costs will be accounted for as a reduction of the stock proceeds. If the Conversion is unsuccessful, Conversion costs will be charged to the Bank's operations.

NOTE Q - THE YEAR 2000

As is the case with substantially all financial institutions, the Bank relies upon computers for the daily conduct of its business. There is concern that on January 1, 2000 many computers will be unable to "read" the new year. Thus, at the turn of the century, computer-based information systems will be faced with the problems potentially affecting hardware, software, networks and processing platforms, as well as customer and vendor interdependencies. The Bank has established a committee and is in the process of assessing the effect of Year 2000 on its operating plans and systems. The Bank is developing a plan for identifying, renovating, testing and implementing its systems for Year 2000 processing and internal control requirements. The Bank's third party data processor, a significant provider of data processing services to the financial services industry, has given assurances that it will be Year 2000 compliant.

Because of the nature of the Bank's operations and customer base, and relying upon assurances from the major Year 2000 party who could have an impact on the Bank (the Bank's third party data processor), the Bank does not believe that any cost to be incurred in achieving full Year 2000 compliance will have a material effect upon the Bank's financial condition or results of operations. In its conversion to a commercial bank, the Bank, in implementing and adopting new products and services, will assure itself that any support services required by third parties will be Year 2000 compliant before becoming obligated for any such support services.

-------------------------------------------------------------------------------

In accordance with the Securities Exchange Act of 1934, as amended, and Rule 15d-2(b) promulgated thereunder, this Special Financial Report has been signed below by the following persons on behalf of the Issuer and in the capacity and on the dates indicated.


DATE:             May 12, 1998           /s/ Stephen R. Talbert
                  ------------           ----------------------
                                         Stephen R. Talbert
                                         President and Chief Executive Officer
                                         Director


DATE:             May 12, 1998           /s/ Lisa Blalock Ashley
                  ------------           -----------------------
                                         Lisa Blalock Ashley
                                         Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, and Rule 15d-2(b) promulgated thereunder, this Special Financial Report has been signed below by the following persons on behalf of the Issuer and in the capacity and on the dates indicated.


/s/ Thomas P. Corriher                                   May 12, 1998
----------------------------                             ------------
Thomas P. Corriher, Director                             Date


/s/ Henry H. Land                                        May 12, 1998
---------------------------                              ------------
Henry H. Land, Director                                  Date


/s/ John A. Drye                                         May 12, 1998
---------------------------                              ------------
John A. Drye, Director                                   Date


/s/ Susan Linn Norvell                                   May 12, 1998
------------------------------                           ------------
Susan Linn Norvell, Director                             Date


/s/ Lynne Scott Safrit                                   May 12, 1998
-----------------------------                            -------------
Lynne Scott Safrit, Director                             Date