Form 10QSB
period 1998-03-31
BOC FINANCIAL CORP
filed 1998-05-14
CIK 1050893

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


                [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


                     [ ] Transition Report Under Section 13
                          or 15(d) of the Exchange Act

                         For the transition period ended


                   COMMISSION FILE NUMBER (not obtained yet)


                              BOC FINANCIAL CORP.
        (Exact name of small business issuer as specified in its charter)

        NORTH CAROLINA                                         56-6511744
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                           Identification Number)


                   107 SOUTH CENTRAL AVENUE, LANDIS, NC 28088
                     (Address of principal executive office)


                                 (704) 857-7277
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]


As of May 11, 1998, 925,741 shares of the issuer's common stock, $1.00 par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 11 pages.

                                                                        PAGE NO.

PART 1. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

   Statements of Financial Condition
   March 31, 1998 and December 31, 1997 ................................  3

   Statements of Operations
   Three Months Ended March 31, 1998 and 1997 ..........................  4

   Statements of Cash Flows
   Three Months Ended March 31, 1998 and 1997 ..........................  5

   Notes to Financial Statements .......................................  6

ITEM 2 - MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS .....................................  8

PART II. OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K ........................... 10

PART 1.  FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                       BANK OF THE CAROLINAS (SEE NOTE B)
                       (FORMERLY LANDIS SAVINGS BANK, SSB)
                        STATEMENTS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------
                                                   MARCH 31,       DECEMBER 31,
                                                      1998
ASSETS                                            (UNAUDITED)        1997*
                                                    -------         -------
                                                        (In Thousands)

Cash on hand and in banks ......................    $   586         $   336
Interest-bearing balances in other banks .......         39              35
Federal funds sold .............................     11,800           1,750
Investment securities available for sale, at
  fair value ...................................      2,985           2,909
Loans receivable, net ..........................     18,500          18,826
Accrued interest receivable ....................         57              45
Premises and equipment, net ....................        282             287
Stock in the Federal Home Loan Bank, at cost ...        187             187
Other assets ...................................        415             222
                                                    -------         -------
     TOTAL ASSETS ..............................    $34,851         $24,597
                                                    =======         =======
LIABILITIES AND NET RETAINED EARNINGS

Deposit accounts ...............................    $30,222         $19,978
Advance payments from borrowers for property
  taxes and insurance ..........................         16              17
Accrued expenses and other liabilities .........        143             178
                                                    -------         -------

     TOTAL LIABILITIES .........................     30,381          20,173
                                                    -------         -------

Retained earnings, substantially restricted ....      4,470           4,424
                                                    -------         -------

     TOTAL LIABILITIES AND RETAINED EARNINGS ...    $34,851         $24,597
                                                    =======         =======
*Derived from audited financial statements.

SEE ACCOMPANYING NOTES.

                       BANK OF THE CAROLINAS (SEE NOTE B)
                       (FORMERLY LANDIS SAVINGS BANK, SSB)
                      STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------
                                                           THREE MONTHS ENDED
                                                                 MARCH 31,
                                                             --------------
                                                             1998      1997
                                                             ----      ----
                                                             (In Thousands)

INTEREST INCOME
   Loans .................................................   $374      $370
   Investments ...........................................     43        37
   Deposits in other banks and federal funds sold ........     69        16
                                                             ----      ----
     TOTAL INTEREST INCOME .............................    486       423
                                                             ----      ----
INTEREST EXPENSE
   Deposit accounts ......................................    284       234
                                                             ----      ----
     NET INTEREST INCOME .................................    202       189

PROVISION FOR LOAN LOSSES ................................    --          2
                                                             ----      ----
     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES..    202       187
                                                             ----      ----
OTHER INCOME .............................................      3         1
                                                             ----      ----
OTHER EXPENSES
   Personnel costs .......................................     92        80
   Occupancy .............................................     12        11
   Data processing and outside service fees ..............     13        15
   Deposit insurance premiums ............................      3         3
   Other .................................................     17        14
                                                             ----      ----
     TOTAL OTHER EXPENSES ................................    137       123
                                                             ----      ----
     INCOME BEFORE INCOME TAXES ..........................     68        65

INCOME TAX EXPENSE .......................................     21        19
                                                             ----      ----
     NET INCOME ..........................................   $ 47      $ 46
                                                             ====      ====
SEE ACCOMPANYING NOTES.

                       BANK OF THE CAROLINAS (SEE NOTE B)
                       (FORMERLY LANDIS SAVINGS BANK, SSB)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -----------------
                                                                1998      1997
                                                              --------    -----
                                                                (In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income .............................................   $     47    $  46
   Adjustments  to reconcile net income to net cash
     provided  (used) by operating activities:
     Depreciation .........................................          8        7
     Amortization, net ....................................         (6)      (6)
     Gain on sale of assets, net ..........................         (2)    --
     Provision for loan losses ............................       --          2
     Deferred income taxes ................................         (2)    --
     Deferred compensation ................................          8     --
     Change in assets and liabilities:
       (Increase) decrease in accrued interest receivable .        (12)       1
       (Increase) decrease in other assets ................        (10)      43
       Decrease in accrued expenses and other liabilities .        (43)      (4)
                                                              --------    -----

     NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES .....        (12)      89
                                                              --------    -----

CASH FLOWS FROM INVESTING ACTIVITIES
   Net (increase) decrease in interest-bearing balances
    in other banks ........................................         (4)      13
   Net increase in federal funds sold .....................    (10,050)    (175)
   Purchases of available for sale investment securities ..     (1,227)    (749)
   Proceeds from maturities of available for sale
    securities ............................................        650     --
   Proceeds from sales of available for sale investment
    securities ............................................        501     --
   Purchase of Federal Home Loan Bank Stock ...............       --        (17)
   Proceeds from sales of loans ...........................         10     --
   Net decrease in loans ..................................        323      208
   Purchases of premises and equipment ....................         (3)    --
                                                              --------    -----

     NET CASH USED BY INVESTING ACTIVITIES ................     (9,800)    (720)
                                                              --------    -----

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in savings accounts ............      9,223     (141)
   Net increase in certificates of deposit ................      1,021      643
   Net increase (decrease) in advance payments from
    borrowers for taxes and insurance .....................         (1)       4
   Stock conversion costs incurred ........................       (181)    --
                                                              --------    -----


     NET CASH PROVIDED BY FINANCING ACTIVITIES ............     10,062      506
                                                              --------    -----

     NET INCREASE (DECREASE) IN CASH ON HAND AND IN BANKS .        250     (125)

CASH ON HAND AND IN BANKS, BEGINNING ......................        336      307
                                                              --------    -----

     CASH ON HAND AND IN BANKS, ENDING ....................   $    586    $ 182
                                                              ========    =====
SEE ACCOMPANYING NOTES.

                              BANK OF THE CAROLINAS
                       (FORMERLY LANDIS SAVINGS BANK, SSB)
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 1998 and 1997, in conformity with generally accepted accounting principles. The financial statements include the accounts of Bank of the Carolinas (the "Bank"), formerly Landis Savings Bank, SSB. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998.

The organization and business of the Bank, accounting policies followed by the Bank and other information are contained in the notes to the financial statements filed as part of BOC Financial Corp., Inc.'s registration statement on Form SB-2. This quarterly report should be read in conjunction with such registration statement.


NOTE B - PLAN OF CONVERSION

On September 29, 1997, the Board of Directors of the Bank adopted a Plan of Holding Company Conversion whereby Landis Savings Bank, SSB would convert from a North Carolina-charted mutual savings bank to a North Carolina-chartered stock commercial bank, change its name to Bank of the Carolinas, and become a wholly-owned subsidiary of BOC Financial Corp., (the "Company" or "Holding Company"), a holding company formed in connection with the conversion. The Holding Company would issue common stock to be sold in the conversion and use that portion of the net proceeds thereof which it does not retain to purchase the capital stock of the Bank. The Plan has been approved by regulatory authorities and the members of the Bank at a special meeting.

At the time of conversion, the Bank established a liquidation account in an amount equal to its net worth as reflected in its latest statement of financial condition used in its final conversion prospectus. The liquidation account will be maintained for the benefit of eligible deposit account holders who continue to maintain their deposit accounts in the Bank after conversion. Only in the event of a complete liquidation will each eligible deposit account holder be entitled to receive a subaccount balance for deposit accounts then held before any liquidation distribution may be made with respect to common stock. Dividends paid by the Bank subsequent to the conversion cannot be paid from this liquidation account.

The Bank may not declare or pay a cash dividend on or repurchase any of its common stock if its net worth would thereby be reduced below either the aggregate amount then required for the liquidation account or the minimum regulatory capital requirements imposed by federal and state regulations.

                              BANK OF THE CAROLINAS
                       (FORMERLY LANDIS SAVINGS BANK, SSB)
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE B - PLAN OF CONVERSION (CONTINUED)

On April 28, 1998, the Bank completed its conversion from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock commercial bank. The conversion occurred through the sale of 925,741 shares of common stock ($1.00 par value) of BOC Financial Corp. Total proceeds of $9,257,410 were reduced by conversion expenses of approximately $440,000. BOC Financial Corp. purchased 100% of the common stock of Bank of the Carolinas issued in the conversion, and retained the balance of the net conversion proceeds. The transaction was recorded as an "as-if" pooling with assets and liabilities recorded at historical cost.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1998 TO DECEMBER 31, 1997

Landis Savings Bank SSB's total assets increased by $10.3 million or 41.7% to $34.9 million at March 31, 1998 from $24.6 million at December 31, 1997. During the quarter, BOC Financial Corp. commenced its public stock offering. Stock subscriptions received of approximately $8.4 million and other increases in deposit accounts of $1.8 million were invested principally in federal funds sold. Total retained earnings increased from $4.4 million at December 31, 1997 to $4.5 million at March 31, 1998. At March 31, 1998, the Bank's leverage, Tier 1 risk adjusted, and risk based capital ratios were 15.0%, 35.9% and 36.2%, respectively. These capital ratios exceeded the required leverage, Tier 1 risk adjusted, and risk based capital ratios of 5%, 4% and 8%, respectively.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

Net income for the three months ended March 31, 1998 was $47,000 as compared with net income of $46,000 for the three months ended March 31, 1997. An increase of $13,000 in net interest income was offset by an increase of $12,000 in personnel costs. The increase in net interest income was generated through investment of proceeds received from stock subscriptions. The increase in personnel costs consists of normal compensation increases and a provision of $8,000 for deferred compensation made during the current quarter.


LIQUIDITY AND CAPITAL RESOURCES

The objective of the Bank's liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for expansion. Liquidity management addresses Landis Savings' ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.

The primary sources of internally generated funds are principal and interest payments on loans receivable and cash flows generated from operations. External sources of funds include increases in deposits and advances from the FHLB of Atlanta.

As a North Carolina-chartered mutual savings bank, Landis Savings must maintain liquid assets equal to at least 10% of assets. The computation of liquidity under North Carolina regulations allows the inclusion of mortgage-backed securities and investments with readily marketable value, including investments with maturities in excess of five years. Landis Savings' liquidity ratio at March 31, 1998, as computed under North Carolina regulations, was approximately 44%. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

As a North Carolina-chartered mutual savings bank, Landis Savings is subject to the capital requirements of the Federal Deposit Insurance Corporation ("FDIC") and the North Carolina Administrator of Savings Institutions ("N. C. Administrator"). The FDIC requires state-chartered savings banks to have a minimum leverage ratio of Tier I capital (principally consisting of common shareholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain intangible assets) to total assets of at least 3%; provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and
(ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the state minimum. The FDIC also requires Landis Savings to have a ratio of total capital to risk-weighted assets of at least 8%, of which at least 4% must be comprised of Tier I capital. The N. C. Administrator requires a net worth equal to at least 5% of total assets. At March 31, 1998, Landis Savings exceeded the capital requirements of both the FDIC and the N. C. Administrator.

THE YEAR 2000

At the turn of the century, computer-based information systems will be faced with the problems potentially affecting hardware, software, networks, processing platforms, as well as customer and vendor interdependencies. The Bank has developed a plan for identifying, renovating, testing and implementing its systems for Year 2000 processing and internal control requirements. Based upon progress to date in carrying out that plan, management believes that the Bank will be Year 2000 compliant on a timely basis. The cost for becoming Year 2000 compliant has not been determined; however, management believes it will not be material to the Bank's financial statements.

PART II.    OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits.
                 (27)  Financial data schedule
            (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                        BOC FINANCIAL CORP.


Date:   May 11, 1998                    By:   /S/ STEPHEN R. TALBERT
                                                  Stephen R. Talbert
                                                  Chief Executive Officer



Date:   May 11, 1998                    By:   /S/ LISA B. ASHLEY
                                                  Lisa B. Ashley
                                                  Chief Financial Officer
                                      -11-