Form 10QSB
period 1998-06-30
BOC FINANCIAL CORP
filed 1998-08-12
CIK 1050893

U. S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549


                                 FORM 10-QSB


               [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


                    [ ] Transition Report Under Section 13
                         or 15(d) of the Exchange Act

              For the transition period ended _____________________


                  COMMISSION FILE NUMBER    0-24245


                               BOC FINANCIAL CORP.
--------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


        North Carolina                                       56-6511744
        --------------                                       ----------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                         Identification Number)


                   107 SOUTH CENTRAL AVENUE, LANDIS, NC 28088
--------------------------------------------------------------------------------
                    (Address of principal executive office)


                                (704) 857-7277
--------------------------------------------------------------------------------
                         (Issuer's telephone number)


Check  whether  the  issuer  (1) filed  all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.    YES      X             NO
                ----------            ---------

As of August 7, 1998, 925,741 shares of the issuer's common stock, $1.00 par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 11 pages.

                                                                        Page No.
                                                                        --------
PART 1.  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

            Consolidated Statements of Financial Condition
            June 30, 1998 and December 31, 1997.....................      3

            Consolidated Statements of Operations
            Three Months and Six Months Ended June 30, 1998 and 1997      4


            Consolidated Statements of Cash Flows
            Six Months Ended June 30, 1998 and 1997.................      5

            Notes to Consolidated Financial Statements..............      6

ITEM 2 - MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS........................      8

PART II. OTHER INFORMATION

            Item 2:  Use of Proceeds From Registered Securities.....     10

            Item 6.  Exhibits and Reports on Form 8-K...............     10

PART 1.  FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                       BOC FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------


                                                             June 30,
                                                               1998          December 31,
ASSETS                                                      (Unaudited)          1997*
                                                            -----------      ------------
                                                                    (In Thousands)

Cash on hand and in banks                                   $     171          $    336
Interest-bearing balances in other banks                           42                35
Federal funds sold                                              8,850             1,750
Investment securities available for sale, at fair value         3,482             2,909
Loans receivable, net                                          17,937            18,826
Accrued interest receivable                                        54                45
Premises and equipment, net                                       276               287
Stock in the Federal Home Loan Bank, at cost                      187               187
Other assets                                                       90               222
                                                            ---------          --------

                                           TOTAL ASSETS     $  31,089          $ 24,597
                                                            =========          ========
LIABILITIES AND NET RETAINED EARNINGS

LIABILITIES
Deposit accounts                                            $  18,555          $ 19,978
Advance payments from borrowers for property taxes
  and insurance                                                    17                17
Accrued expenses and other liabilities                            189               178
                                                            ---------          --------

                                      TOTAL LIABILITIES        18,761            20,173
                                                            ---------          --------
STOCKHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares
  authorized, no shares issued and outstanding                      -                 -
Common stock, $1 par value, 9,000,000 shares
  authorized, 925,741 shares issued and
  outstanding at June 30, 1998                                    926                 -
Additional paid-in capital                                      7,891                 -
ESOP note receivable                                           (1,043)                -
Accumulated other comprehensive income:
  Unrealized holding gains                                          4                 6
Retained earnings, substantially restricted                     4,550             4,418
                                                            ---------          --------

                             TOTAL STOCKHOLDERS' EQUITY        12,328             4,424
                                                            ---------          --------
                                                            $  31,089          $ 24,597
                                                            =========          ========



*Derived from audited financial statements.

See accompanying notes.

                       BOC FINANCIAL CORP. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------


                                    Three Months Ended      Six Months Ended
                                         June 30,               June 30,
                                    1998       1997         1998        1997
                                 ---------   ---------   ---------    ------
                                                 (In Thousands)

INTEREST INCOME
   Loans                         $     370   $     376   $     744   $     746
   Investments                          50          52          93          89
   Deposits in other banks and
     federal funds sold                127          12         196          28
                                 ---------   ---------   ---------   ---------

           TOTAL INTEREST INCOME       547         440       1,033         863
                                 ---------   ---------   ---------   ---------

INTEREST EXPENSE
  Deposits                             250         248         534         482
                                 ---------   ---------   ---------   ---------

             NET INTEREST INCOME       297         192         499         381

PROVISION FOR LOAN LOSSES                -           1           -           3
                                 ---------   ---------   ---------   ---------

       NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES       297         191         499         378
                                 ---------   ---------   ---------   ---------

OTHER INCOME                             -           -           3           1
                                 ---------   ---------   ---------   ---------

OTHER EXPENSES
  Personnel costs                       82          78         174         158
  Occupancy                             13          11          25          22
  Data processing and outside
     service fees                        5           6          18          21
  Deposit insurance premiums             3           3           6           6
  Other                                 56          23          73          37
                                 ---------   ---------   ---------   ---------

            TOTAL OTHER EXPENSES       159         121         296         244
                                 ---------   ---------   ---------   ---------

     INCOME BEFORE INCOME TAXES        138          70         206         135

PROVISION FOR INCOME TAXES              53          21          74          40
                                 ---------   ---------   ---------   ---------

                      NET INCOME $      85   $      49   $     132   $      95
                                 =========   =========   =========   =========

See Note D for Net Income Per Share Information.


See accompanying notes.

                       BOC FINANCIAL CORP. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------


                                                            Six Months Ended
                                                                June 30,
                                                            ----------------
                                                             1998       1997
                                                             ----       ----
                                                             (In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                              $     132   $     95
  Adjustments  to  reconcile  net  income to net
   cash provided by operating activities:
    Depreciation                                                 15         14
    Amortization, net                                             -         (1)
    Gain on sale of assets, net                                  (2)         -
    Provision for loan losses                                     -          3
    Deferred compensation                                        17          -
    Change in assets and liabilities:
     Increase in accrued interest receivable                     (9)       (16)
     (Increase) decrease in other assets                        (24)        47
     Increase (decrease) in accrued expenses and
       other liabilities                                         (6)        11
                                                           --------    -------

                                    NET CASH PROVIDED BY
                                    OPERATING ACTIVITIES        123        153
                                                           --------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net (increase) decrease in interest-bearing
    balances in other banks                                      (7)        10
  Net increase in federal funds sold                         (7,100)      (600)
  Purchases of available for sale investment securities      (2,225)    (1,249)
  Proceeds from maturities of available for sale
    securities                                                1,150          -
  Proceeds from sales of available for sale investment
    securities                                                  501        346
  Purchase of Federal Home Loan Bank Stock                        -        (17)
  Proceeds from sales of loans                                   11          -
  Net (increase) decrease in loans                              879        (10)
  Purchases of premises and equipment                            (4)        (3)
                                                          ---------   --------

                                           NET CASH USED
                                 BY INVESTING ACTIVITIES     (6,795)    (1,523)
                                                           --------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand accounts                               119        953
  Net increase (decrease) in certificates of deposit         (1,542)       283
  Net increase in advance payments from borrowers
    for taxes and insurance                                       -          9
  Stock conversion proceeds, net of costs incurred            8,973          -
  Loan to ESOP for purchase of common stock                  (1,043)         -
                                                          ---------   --------


                                       NET CASH PROVIDED
                                 BY FINANCING ACTIVITIES      6,507      1,245
                                                           --------    -------

                                    NET DECREASE IN CASH
                                    ON HAND AND IN BANKS       (165)      (125)

                    CASH ON HAND AND IN BANKS, BEGINNING        336        307
                                                          ---------   --------

                       CASH ON HAND AND IN BANKS, ENDING  $     171   $    182
                                                          =========   ========

See accompanying notes.

                       BOC FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 1998 and 1997, in conformity with generally accepted accounting principles. The financial statements include the accounts of BOC Financial Corp. (the "Company") and its wholly-owned subsidiary, Bank of the Carolinas (the "Bank"), formerly Landis Savings Bank, SSB. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the financial statements filed as part of BOC Financial Corp.'s registration statement on Form SB-2. This quarterly report should be read in conjunction with such registration statement.


NOTE B - PLAN OF CONVERSION

On September 29, 1997, the Board of Directors of the Bank adopted a Plan of Conversion whereby Landis Savings Bank, SSB converted from a North Carolina-charted mutual savings bank to a North Carolina-chartered stock commercial bank, changed its name to Bank of the Carolinas, and became a wholly-owned subsidiary of BOC Financial Corp. (the "Company" or "Holding Company"), a holding company formed in connection with the conversion. The Holding Company issued common stock in the conversion and used a portion of the net proceeds thereof to purchase the capital stock of the Bank.

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

                       BOC FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE B - PLAN OF CONVERSION (CONTINUED)

On April 28, 1998, the Bank completed its conversion from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock commercial bank. The conversion occurred through the sale of 925,741 shares of common stock ($1.00 par value) of BOC Financial Corp. Total proceeds of $9,257,000 were reduced by conversion expenses of approximately $440,000. BOC Financial Corp. purchased 100% of the common stock of Bank of the Carolinas issued in the conversion, and retained the balance of the net conversion proceeds. The transaction was recorded as an "as-if" pooling with assets and liabilities recorded at historical cost.


NOTE C - EMPLOYEE STOCK OWNERSHIP PLAN

Subsequent to the mutual to stock conversion, the Bank of the Carolinas Employee Stock Ownership Plan ("ESOP") purchased 74,059 shares of the common stock of the Holding Company in the open market at a total cost of $1,043,000. Funding for the purchase of shares by the ESOP was provided by the Holding Company. The ESOP executed a note payable to the Holding Company for the full price of the shares purchased.


NOTE D - NET INCOME PER SHARE

Basic net income per share for the period from the closing of the Company's stock offering (April 28, 1998) through June 30, 1998 was $.07 per share and was computed based on consolidated net income during that period divided by the weighted average number of common shares outstanding during that period (861,824 shares). There were no dilutive common equivalent shares outstanding during the period.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1998 AND DECEMBER 31, 1997

Total assets increased by $6.5 million during the six months ended June 30, 1998, from $24.6 million at December 31, 1997 to $31.1 million at period end. The growth in assets was attributable to the sale, on April 28, 1998, of 925,741 shares of the Company's common stock, generating net cash proceeds of $8.8 million. Of this amount, $1.0 million was used to fund a loan to the Bank's Employee Stock Ownership Plan ("ESOP"), while approximately $1.4 million was used to fund a net reduction in customer deposits from $20.0 million at December 31, 1997 to $18.6 million at June 30, 1997. The reduction in deposits resulted from the conversion of customer deposit accounts which were used to purchase shares of the Company's common stock. The remaining net proceeds, combined with a decrease in loans of $889,000, were used to fund increases of $7.1 million and $573,000, respectively, in federal funds sold and investment securities available for sale.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

Net income for the three months ended June 30, 1998 was $85,000 as compared with net income of $49,000 for the three months ended June 30, 1997, an increase of $36,000. The increase in net income was principally attributable to an increase of $105,000 in net interest income as a result of the infusion of capital and increased interest-earning liquid assets arising from the sale of the Company's common stock during the current period. Personnel costs increased $4,000 during the current period, primarily as a result of costs provided for the deferred compensation plan which was adopted in 1997, but for which no costs were provided during the three months ended June 30, 1997. Other expenses increased by $33,000 principally as a result of additional costs associated with the Company's operation as a publicly held entity. Income taxes increased $32,000 because of the increased level of income before income taxes.


COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

Net income for the six months ended June 30, 1998 was $132,000 as compared with net income of $95,000 for the six months ended June 30, 1997, an increase of $37,000. The increase in net income was principally attributable to an increase of $118,000 in net interest income as a result of the infusion of capital and increased interest-earning liquid assets arising from the sale of the Company's common stock during the current period. Personnel costs increased $16,000 during the current period, primarily as a result of costs provided for the deferred compensation plan which was adopted in 1997, but for which no costs were provided during the six months ended June 30, 1997. Other expenses increased by $36,000 principally as a result of additional costs associated with the Company's operation as a publicly held entity. Income taxes increased $34,000 because of the increased level of income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The objective of the Company's liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for expansion. Liquidity management addresses the Bank's ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.

The primary sources of internally generated funds are principal and interest payments on loans receivable and cash flows generated from operations. External sources of funds include increases in deposits and advances from the FHLB of Atlanta.

At June 30, 1998, liquid assets comprise 40% of total assets. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

At June 30, 1998, both the Company and the Bank substantially exceed all applicable regulatory capital requirements.


THE YEAR 2000

At the turn of the century, computer-based information systems will be faced with the problems potentially affecting hardware, software, networks, processing platforms, as well as customer and vendor interdependencies. The Bank has developed a plan for identifying, renovating, testing and implementing its systems for Year 2000 processing and internal control requirements. Based upon progress to date in carrying out that plan, management believes that the Bank will be Year 2000 compliant on a timely basis. The cost for becoming Year 2000 compliant has not been fully determined; however, management believes it will not be material to the Bank's financial statements.

PART II.    OTHER INFORMATION

ITEM 2.  USE OF PROCEEDS FROM REGISTERED SECURITIES

The Company's initial registration statement on Form SB-2 was declared effective on February 18, 1998. The offering commenced on February 18, 1998 and expired on April 28, 1998. The sale in the offering of 925,741 shares of $1 par value common shares closed on April 28, 1998 for gross proceeds of $9.3 million. Net of offering costs and expenses of $440,000, the offering generated net proceeds of $8.8 million. The use of those proceeds is discussed herein in Part 1, Item 2, under the caption "Comparison of Financial Condition at June 30, 1998 and December 31, 1997.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits.

            (27)  Financial data schedule

        (b) Reports on Form 8-K.

            No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    BOC FINANCIAL CORP.


Date:   August 10, 1998             By: /s/ Stephen R. Talbert
                                        ----------------------
                                        Stephen R. Talbert
                                        Chief Executive Officer



Date:   August 10, 1998             By: /s/ Lisa B. Ashley
                                        ------------------
                                        Lisa B. Ashley
                                        Chief Financial Officer