Form 10QSB
period 1998-09-30
BOC FINANCIAL CORP
filed 1998-11-12
CIK 1050893

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


                 [ X ] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1998


                     [ ] Transition Report Under Section 13
                          or 15(d) of the Exchange Act

      For the transition period ended _____________________________


        Commission File Number              0-24245
                               ---------------------------------


                              BOC FINANCIAL CORP.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


        North Carolina                                       56-6511744
--------------------------------                     ---------------------------
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
Yes  X    No
   ----      ----

As of October 30, 1998, 925,741 shares of the issuer's common stock, $1.00 par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 11 pages.

                                                                      Page No.
                                                                      --------

Part 1.  FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

            Consolidated Statements of Financial Condition
            September 30, 1998 and December 31, 1997................      3

            Consolidated Statements of Operations
            Three Months and Nine Months Ended September 30, 1998
            and 1997................................................      4

            Consolidated Statements of Cash Flows
            Nine Months Ended September 30, 1998 and 1997...........      5

            Notes to Consolidated Financial Statements..............      6

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations..................................      8

Part II. Other Information

            Item 2:  Use of Proceeds From Registered Securities.....     10

            Item 6.  Exhibits and Reports on Form 8-K...............     10

Part 1.  Financial Information
Item 1 - Financial Statements
-----------------------------

                       BOC FINANCIAL CORP. AND SUBSIDIARY
                  Consolidated Statements of Financial Condition
--------------------------------------------------------------------------------


                                                        September 30,
                                                            1998      December 31,
ASSETS                                                   (Unaudited)      1997*
                                                             (In Thousands)

Cash on hand and in banks                                $     319    $    336
Interest-bearing balances in other banks                        46          35
Federal funds sold                                           8,991       1,750
Investment securities available for sale, at
   fair value                                                4,000       2,909
Loans receivable, net                                       17,792      18,826
Accrued interest receivable                                     59          45
Premises and equipment, net                                    270         287
Stock in the Federal Home Loan Bank, at cost                   187         187
Other assets                                                    69         222
                                                         ---------    --------
                                           TOTAL ASSETS  $  31,733    $ 24,597
                                                         =========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposit accounts                                         $  19,048    $ 19,978
Advance payments from borrowers for property
   taxes and insurance                                          16          17
Accrued expenses and other liabilities                         243         178
                                                         ---------    --------
                                      TOTAL LIABILITIES     19,307      20,173
                                                         ---------    --------

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares
  authorized, no shares issued and outstanding                   -           -
Common stock, $1 par value, 9,000,000 shares
  authorized, 925,741 shares issued and
  outstanding at September 30, 1998                            926           -
Additional paid-in capital                                   7,884           -
ESOP note receivable                                        (1,043)          -
Accumulated other comprehensive income:
  Unrealized holding gains                                      15           6
Retained earnings, substantially restricted                  4,644       4,418
                                                         ---------    --------
                             TOTAL STOCKHOLDERS' EQUITY     12,426       4,424
                                                         ---------    --------
                                                         $  31,733    $ 24,597
                                                         =========    ========



*Derived from audited financial statements.

See accompanying notes.

                       BOC FINANCIAL CORP. AND SUBSIDIARY
                Consolidated Statements of Operations (Unaudited)
--------------------------------------------------------------------------------


                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                    1998       1997         1998        1997
                                 ---------   ---------   ---------    --------
                                                 (In Thousands)

INTEREST INCOME
   Loans                         $     365   $     381   $   1,109   $   1,127
   Investments                          61          47         154         136
   Deposits in other banks and
     federal funds sold                122          21         318          49
                                 ---------   ---------   ---------   ---------

           TOTAL INTEREST INCOME       548         449       1,581       1,312
                                 ---------   ---------   ---------   ---------

INTEREST EXPENSE
  Deposits                             237         250         771         732
                                 ---------   ---------   ---------   ---------

             NET INTEREST INCOME       311         199         810         580

PROVISION FOR LOAN LOSSES                -          19           -          22
                                 ---------   ---------   ---------   ---------

       NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES       311         180         810         558
                                 ---------   ---------   ---------   ---------

OTHER INCOME                             2           3           5           4
                                 ---------   ---------   ---------   ---------

OTHER EXPENSES
  Personnel costs                       90         116         264         274
  Occupancy                             11          11          36          33
  Data processing and outside
    service fees                        13          25          31          46
  Deposit insurance premiums             5           3          11           9
  Other                                 46          54         119          91
                                 ---------   ---------   ---------   ---------

            TOTAL OTHER EXPENSES       165         209         461         453
                                 ---------   ---------   ---------   ---------

            INCOME (LOSS) BEFORE
                    INCOME TAXES       148         (26)        354         109

PROVISION FOR INCOME TAXES              54          (9)        128          31
                                 ---------   ----------  ---------   ---------

               NET INCOME (LOSS) $      94   $     (17)  $     226   $      78
                                 =========   ==========  =========   =========

See Note D for Net Income Per Share Information.



See accompanying notes.

                       BOC FINANCIAL CORP. AND SUBSIDIARY
                Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                            Nine Months Ended
                                                              September 30,
                                                          ----------------------
                                                             1998        1997
                                                          ---------   ----------
                                                             (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                              $     226   $     78
  Adjustments  to reconcile  net income to net cash
   provided by operating activities
    Depreciation                                                 22         21
    Amortization, net                                             -        (24)
    Gain on sale of assets, net                                  (2)        (2)
    Provision for loan losses                                     -         22
    Deferred compensation                                        25         81
    Deferred income taxes                                         -        (39)
    Change in assets and liabilities:
     Increase in accrued interest receivable                    (14)        (3)
     (Increase) decrease in other assets                         (3)        45
     Increase in accrued expenses and other liabilities          33         36
                                                          ---------   --------

                                    NET CASH PROVIDED BY
                                    OPERATING ACTIVITIES        287        215
                                                          ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net (increase) decrease in interest-bearing balances
     in other banks                                             (11)         7
  Net increase in federal funds sold                         (7,241)    (1,650)
  Purchases of available for sale investment securities      (2,725)    (1,746)
  Proceeds from maturities of available for sale
     securities                                               1,150        500
  Proceeds from sales of available for sale investment
     securities                                                 501        848
  Purchase of Federal Home Loan Bank Stock                        -        (17)
  Proceeds from sales of loans                                   11          -
  Net decrease in loans                                       1,024        277
  Purchases of premises and equipment                            (5)       (22)
                                                          ---------   --------

                                           NET CASH USED
                                 BY INVESTING ACTIVITIES     (7,296)    (1,803)
                                                          ---------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in demand accounts                   (204)     1,498
  Net decrease in certificates of deposit                      (726)      (120)
  Net decrease in advance payments from borrowers
    for taxes and insurance                                      (1)        (6)
  Stock conversion proceeds, net of costs incurred            8,966          -
  Loan to ESOP for purchase of common stock                  (1,043)         -
                                                          ---------   --------


                                       NET CASH PROVIDED
                                 BY FINANCING ACTIVITIES      6,992      1,372
                                                          ---------   --------

                                    NET DECREASE IN CASH
                                    ON HAND AND IN BANKS        (17)      (216)

                    CASH ON HAND AND IN BANKS, BEGINNING        336        307
                                                          ---------   --------

                       CASH ON HAND AND IN BANKS, ENDING  $     319   $     91
                                                          =========   ========


See accompanying notes.

                       BOC FINANCIAL CORP. AND SUBSIDIARY
                    Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 1998 and 1997, in conformity with generally accepted accounting principles. The financial statements include the accounts of BOC Financial Corp. (the "Company") and its wholly-owned subsidiary, Bank of the Carolinas (the "Bank"), formerly Landis Savings Bank, SSB. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998.

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

NOTE D - NET INCOME PER SHARE

Basic net income per share for the period from the closing of the Company's stock offering (April 28, 1998) through September 30, 1998 was $.18 per share and was computed based on consolidated net income during that period divided by the weighted average number of common shares outstanding during that period (855,843 shares). Basic net income per share for the three months ended September 30, 1998 was $.11 per share based upon the weighted average number of common shares of 851,682 outstanding during the period. Unreleased shares held by the ESOP are not considered to be outstanding in determining weighted average shares outstanding. There were no dilutive common equivalent shares outstanding during either period.

NOTE E - COMPREHENSIVE INCOME

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130., Reporting Comprehensive Income (SFAS No. 130). This pronouncement establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. This statement does not change or modify the reporting or display in the statements of operations. SFAS No. 130 is effective for interim and annual periods beginning after December 15, 1997. Comparative financial statements for earlier periods are required to reflect retroactive application of this statement. For the nine months ended September 30, 1998 and 1997, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $235,000 and $83,000, respectively. For the three months ended September 30, 1998 and 1997, total comprehensive income (loss) was $105,000 and $(14,000), respectively.

Item 2 - Management's  Discussion and Analysis of Financial Condition
---------------------------------------------------------------------
         and Results of Operations
         -------------------------

Comparison of Financial Condition at September 30, 1998 and December 31, 1997

Total assets increased by $7.1 million during the nine months ended September 30, 1998, from $24.6 million at December 31, 1997 to $31.7 million at period end. The growth in assets was attributable to the sale, on April 28, 1998, of 925,741 shares of the Company's common stock, generating net cash proceeds of $8.8 million. Of this amount, $1.0 million was used to fund a loan to the Bank's Employee Stock Ownership Plan ("ESOP"), while approximately $1.4 million was used to fund a net reduction in customer deposits from $20.0 million at December 31, 1997 to $19.0 million at September 30, 1998. The reduction in deposits resulted from the conversion of customer deposit accounts which were used to purchase shares of the Company's common stock. The remaining net proceeds, combined with a decrease in loans of $1.0 million, were used to fund increases of $7.2 million and $1.1 million, respectively, in federal funds sold and investment securities available for sale.


Comparison of Results of Operations for the Three Months Ended September 30, 1998 and 1997

Net income for the three months ended September 30, 1998 was $94,000 as compared with net loss of $17,000 for the three months ended September 30, 1997, an increase of $111,000. The increase in net income was principally attributable to an increase of $112,000 in net interest income as a result of the infusion of capital and increased interest-earning liquid assets arising from the sale of the Company's common stock in April of 1998. In addition, because of the unexpected death of a director in 1997, the Company provided $67,000 of additional costs during the quarter ended September 30, 1997 to recognize the full value of benefits to be paid to that director's surviving spouse under the Company's directors' retirement plan. The Company also made a provision for loan losses of $19,000 during the three months ended September 30, 1997, while no addition to the allowance for loan losses was considered to be necessary for the three months ended September 30, 1998.


Comparison of Results of Operations for the Nine Months Ended September 30, 1998 and 1997

Net income for the nine months ended September 30, 1998 was $226,000 as compared with net income of $78,000 for the nine months ended September 30, 1997, an increase of $148,000. The increase in net income was principally attributable to an increase of $230,000 in net interest income as a result of the infusion of capital and increased interest-earning liquid assets arising from the sale of the Company's common stock in April of 1998. In addition, because of the unexpected death of a director in 1997, the Company provided $67,000 of additional costs during the nine months ended September 30, 1997 to recognize the full value of benefits to be paid to that director's surviving spouse under the Company's directors' retirement plan. The Company also made a provision for loan losses of $22,000 during the nine months ended September 30, 1997, while no addition to the allowance for loan losses was considered to be necessary for the three months ended September 30, 1998.

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

At September 30, 1998, liquid assets comprise 42% of total assets. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

At September 30, 1998, both the Company and the Bank substantially exceed all applicable regulatory capital requirements.


The Year 2000

The Year 2000 issue confronting the Company and its suppliers, customers, customers' suppliers, and competitors centers on the inability of computer systems to recognize the Year 2000. Many existing computer programs and systems were originally programmed with six digit dates that provided only two digits to identify the calendar year, without considering the upcoming change in the century. Monitoring and managing the Year 2000 project will result in additional direct costs. Management presently believes that with modifications to existing software and conversions to new software, the Year 2000 matter will be mitigated without causing a material adverse impact on operations. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company. Relations with third parties in which electronic data is exchanged exposes the Company to some risk of loss in the event the other party makes a mistake or is unable to perform. In the Year 2000 context, the Company is working to identify where such exposure may exist and is in the process of developing contingency plans in order to minimize risk of loss due to third parties' Year 2000 vulnerabilities. In addition, the Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which it is vulnerable to those third parties' failure to remediate their own Year 2000 issues. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company in future periods. The full cost for becoming Year 2000 compliant has not been determined; however, management believes it will not be material to the Company's financial statements.

Part II.    OTHER INFORMATION

Item 2.     Use of Proceeds From Registered Securities

The Company's initial registration statement on Form SB-2 was declared effective on February 18, 1998. The offering commenced on February 18, 1998 and expired on April 28, 1998. The sale in the offering of 925,741 shares of $1 par value common shares closed on April 28, 1998 for gross proceeds of $9.3 million. Net of offering costs and expenses of $440,000, the offering generated net proceeds of $8.8 million. The use of those proceeds is discussed herein in Part 1, Item 2, under the caption "Comparison of Financial Condition at September 30, 1998 and December 31, 1997".


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits.

            (27)  Financial data schedule

        (b) Reports on Form 8-K.

            No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    BOC FINANCIAL CORP.


Date:   November 6, 1998            By: /s/ Stephen R. Talbert
                                        ----------------------------------
                                        Stephen R. Talbert
                                        Chief Executive Officer



Date:   November 6, 1998            By: /s/ Lisa B. Ashley
                                        ----------------------------------
                                        Lisa B. Ashley
                                        Chief Financial Officer