Form 10KSB
period 1998-12-31
BOC FINANCIAL CORP
filed 1999-03-29
CIK 1050893

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

( X ) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 1998

                                  -----------------

(    )  Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934. For the transition period from ______ to ______

                         Commission file number 0-24245

                               BOC FINANCIAL CORP.
                            107 SOUTH CENTRAL AVENUE
                          LANDIS, NORTH CAROLINA 28088

            NORTH CAROLINA                           56-6511744
       (State of Incorporation)          (IRS Employer Identification No.)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $1.00 PAR VALUE

The Registrant has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

Disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The Registrant's revenues for the year ended December 31, 1998 were $2,117,798.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the sale price of the common stock in recent transactions was $7,863,058. Shares of common stock held by each executive officer and director have been excluded in that such persons are deemed to be affiliates.

As of March 25, 1999, the Registrant had 879,741 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1998 Annual Report to Shareholders are incorporated by reference into Part II of this report. Portions of the Registrant's definitive Proxy Statement dated April 8, 1999, are incorporated by reference into Part III.

Transitional Small Business Disclosure Format (check one)  Yes (  )    No  ( X )

                        FORM 10-KSB CROSS REFERENCE INDEX

As indicated below, portions of (i) the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998, and (ii) the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 4, 1999, filed with the Securities and Exchange Commission via EDGAR are incorporated by reference into Parts II and III of this Report.

KEY
----
AR             Annual Report to Shareholders for the fiscal year ended December 31, 1998.

Proxy          Proxy Statement for the Annual Meeting of Shareholders to be held
               May 4, 1999.

10-KSB         10-KSB for the year ended December 31, 1998.


PART I                                                           DOCUMENT

Item 1.        Business                                               Page 3    10-KSB
Item 2.        Properties                                             Page 8    10-KSB
Item 3.        Legal Proceedings                                      Page 8    10-KSB
Item 4.        Submission of Matters to a Vote of Security Holders    Page 8    10-KSB

PART II

Item 5.        Market for Registrant's Common Equity and Related
               Stockholder Matters                                     Page 9   AR
Item 6.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     Page 9   AR
Item 7.        Financial Statements and Supplementary Data             Page 9   AR
Item 8.        Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                  Page 9   10-KSB

PART III

Item 9.        Directors, Executive Officers, Promoters, and Control
               Persons; Compliance with Section 16(a) of Exchange Act   Page 9  Proxy
Item 10.       Executive Compensation                                   Page 9  Proxy
Item 11.       Security Ownership of Certain Beneficial Owners and
               Management                                               Page 9  Proxy
Item 12.       Certain Relationships and Related Transactions           Page 9  Proxy

PART IV

Item 13.       Exhibits and Reports on Form 8-K
               (a)    Index to Exhibits                                 Page 9  10-KSB
               (b)    Reports on Form 8-K filed during the
                      three months ended December 31, 1998              Page 10 10-KSB

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BOC Financial Corp. (the "Registrant") was incorporated under the laws of the State of North Carolina on December 1997, at the direction of the Board of Directors of Landis Savings Bank, SSB (the "Savings Bank"), for the purpose of serving as the bank holding company of Bank of the Carolinas, the Savings Bank's successor by conversion of its charter from a mutual state savings bank to a North Carolina chartered commercial bank. Pursuant to a Plan of Conversion dated September 29, 1997, and ultimately approved by the members of the Savings Bank at a special meeting held on March 17, 1998, the Registrant was formed and the Savings Bank converted from a mutual savings bank to a stock savings bank (the "Converted Savings Bank"). The Converted Savings Bank issued all of its capital stock to the Registrant, thereby making the Registrant its sole shareholder and bank holding company, in exchange for 50% of the aggregate net proceeds realized from the sale of shares of the Registrant's common stock. The Converted Savings Bank simultaneously converted to a North Carolina commercial bank, Bank of the Carolinas (the "Bank").

The Bank is a North Carolina chartered commercial bank which was officially formed by charter conversion effective April 28, 1998. It has a main banking office at 107 South Central Avenue, Landis, North Carolina, and is acquiring a parcel of land in a new business park in Concord, North Carolina on which it intends to construct its first branch office.

At December 31, 1998, the Registrant and its only subsidiary, the Bank, had 6 full-time employees.

BUSINESS OF THE BANK

The Bank engages in a general banking business in parts of Cabarrus, Iredell and Rowan Counties, North Carolina. Its operations are primarily retail oriented and directed to individuals and small to medium-sized businesses located in its market area and its deposits and loans are derived primarily from customers in its geographical market. The Bank provides most traditional commercial and consumer banking services, including personal and commercial checking and savings accounts, money market accounts, certificates of deposit, individual retirement accounts and related business and individual banking services. The Bank's lending activities include commercial loans to small-to-medium sized businesses located primarily in its market area for various purposes, and various consumer-type loans to individuals, including installment loans, mortgage loans, equity lines of credit and overdraft checking credit. The Bank issues an electronic banking card, which functions as a point-of-sale card and allows its customers to access their deposit accounts at one branch of the Bank and at the automated teller machines of other banks linked to the HONOR or CIRRUS networks, and offers Visa or MasterCard credit cards on any agency basis. Customers of the Bank are also provided access to a financial services company that provides investment advice and agency services regarding mutual funds, fixed and variable annuities, and several forms of insurance products (life, health, home, auto). The Bank does not provide the services of a trust department.

COMPETITION

The Bank's primary service area is a seven-mile radius around its main office, which includes portions of Cabarrus, Iredell and Rowan Counties (the "PSA"). Commercial banking in the PSA and in North Carolina as a whole is extremely competitive with state laws permitting state-wide branching. The Bank competes directly for deposits in the PSA with other commercial banks, savings banks, credit unions, agencies issuing United States government securities and all other organizations and institutions engaged in money market transactions. In its lending activities, the Bank competes with all other financial institutions as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. In Cabarrus, Iredell and Rowan Counties, some of the largest banks in North Carolina operate full service offices as well as numerous community financial institutions.

Interest rates, both on loans and deposits, and prices of services are significant competitive factors among financial institutions generally. Office location, office hours, customer service, community reputation and continuity of personnel are also important competitive factors. Many of the Bank's competitors have greater resources, broader geographic markets and higher lending limits, and can offer more products and better afford and make more effective use of media advertising, support services and electronic technology than the Bank. The Bank depends on its reputation as a community bank in its local market, direct customer contact, its ability to make credit and other business decisions locally, and personalized service to counter these competitive disadvantages.

INTERSTATE BANKING AND BRANCHING

Federal law permits adequately capitalized and managed bank holding companies to acquire control of the assets of banks in any state (the "Interstate Banking Law"). Acquisitions are subject to anti-trust provisions that cap at 10% the portions of the total deposits of insured depository institutions in the United States that a single bank holding company may control, and generally cap at 30% the portion of the total deposits in any state that a single bank holding company may control. Under certain circumstances, states have the authority to increase or decrease the 30% cap, and states may set minimum age requirements of up to five years on target banks within their borders.

Effective June 1, 1997, and subject to certain conditions, the Interstate Banking Law also permitted interstate branching by allowing a bank to merge with a bank located in a different state. A state could have accelerated the effective date for interstate mergers by adopting a law authorizing such transactions prior to June 1, 1997, or it could have "opted out" and thereby prohibited interstate branching by enacting legislation to that effect prior to that date. The Interstate Banking Law also permits banks to establish branches in other states by opening new branches or acquiring existing branches of other banks if the laws of those other states specifically permit that form of interstate branching. North Carolina has adopted statutes which, subject to conditions contained therein, specifically authorize out-of-state bank holding companies and banks to acquire or merge with North Carolina banks and to establish or acquire branches in North Carolina. South Carolina, Tennessee and Virginia have similar laws and interstate mergers or branching has occurred or has been applied for among these three states and North Carolina.

SUPERVISION AND REGULATION

The business and operations of the Registrant and its Subsidiary Bank are subject to extensive federal and state governmental regulation and supervision.

Registrant is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended ("the BHCA"), and is subject to supervision and examinations by and the regulations and reporting requirements of the Federal Reserve. Under the BHCA, the activities of the Registrant and the Bank are limited to banking, managing or controlling banks, furnishing services to or performing services for their subsidiaries or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

The BHCA prohibits the Registrant from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any financial institution, or merging or consolidating with another bank holding company or savings bank holding company, without prior approval of the Federal Reserve. Additionally, the BHCA prohibits the Registrant from engaging in, or acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in a non-banking activity unless such activity is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto. In approving an application by the Registrant to engage in a non-banking activity, the Federal Reserve must consider whether that activity can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

There are a number of obligations and restrictions imposed by law on a bank holding company and its insured depository institution subsidiaries that are designed to minimize potential loss to depositors and the FDIC insurance funds. For example, if a bank holding company's insured depository institution subsidiary becomes

 "undercapitalized", the bank holding company is required to guarantee (subject to certain limits) the subsidiary's compliance with the terms of any capital restoration plan filed with its appropriate federal banking agency.

Also, a bank holding company is required to serve as a source of financial strength to its depository institution subsidiaries and to commit resources to support such institutions in circumstances where it might not do so absent such policy. Under the BHCA, the Federal Reserve has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of a depository institution subsidiary of the bank holding company.

As a result of its ownership of a North Carolina-chartered commercial bank, the Registrant also is registered with and subject to regulation by the North Carolina Commissioner of Banks (the "Commissioner") under the state's bank holding company laws. The Commissioner has asserted authority to examine North Carolina bank holding companies and their affiliates.

The Bank is a North Carolina commercial bank and its deposits are insured by Savings Association Insurance Fund ("SAIF") of the FDIC. The Bank is subject to supervision and examination by and the regulations and reporting requirements of the Commissioner and the FDIC. The Bank also is a member of the Federal Home Loan Bank System (the "FHLB System").

The Bank is subject to legal limitations on the amounts of dividends it is permitted to pay. Prior approval of the Commissioner is required if the total of all dividends declared by the Bank in any calendar year exceeds its net profits (as defined by statute) for the preceding two calendar years, less any required transfers to surplus. As an insured depository institution, the Bank also is prohibited from making capital distributions, including the payment of dividends, if after making such distribution, it would become "undercapitalized" (as such term is defined in the Federal Deposit Insurance Act).

Under current federal laws, certain transactions between a depository institution and its affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a depository institution is any company or entity that controls, is controlled by or is under common control with the institution, and in a holding company context, the parent holding company of a depository institution and any companies which are controlled by such parent holding company are affiliates of the depository institution. Generally, Sections 23A and 23B (i) limit the extent to which a depository institution or its subsidiaries may engage in covered transactions with any one affiliate, and
(ii) require that such transactions be on terms and under circumstances substantially the same, or at least as favorable, to the institution or the subsidiary as those provided to a nonaffiliate.

The Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit, fair reporting laws and laws relating to branch banking. As an insured institution, the Bank is prohibited from engaging as a principal in activities that are not permitted for national banks unless (i) the FDIC determines that the activity would pose no significant risk to the appropriate deposit insurance fund and (ii) the institution is and continues to be in compliance with all applicable capital standards. Insured institutions also are prohibited from directly acquiring or retaining any equity investment of a type or in an amount not permitted for national banks.

The Federal Reserve, the FDIC and the Commissioner all have broad powers to enforce laws and regulations applicable to the Registrant and the Bank and to require corrective action of conditions affecting the safety and soundness of the Bank. Among others, these powers include cease and desist orders, the imposition of civil penalties and the removal of officers and directors. Registrant and the Bank in the past have not had, and do not foresee in the future, any significant regulatory compliance problems.

CAPITAL REQUIREMENTS

Bank holding companies are required to comply with the Federal Reserve's risk-based capital guidelines which require a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital is required to be composed of common equity, retained earnings and a limited amount of qualifying perpetual preferred stock, less certain intangibles ("Tier I capital"). In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum leverage capital ratio under which a bank holding company must maintain a level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage capital ratio of at least 1% to 2% above the stated minimum.

The Bank also is subject to capital requirements imposed by the FDIC. Under the FDIC's regulations, insured institutions that receive the highest rating during the examination process and are not anticipating or experiencing any significant growth are required to maintain a minimum leverage ratio of 3% of Tier I capital to average total consolidated assets. All other insured institutions are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. The FDIC also requires the Bank to have a ratio of total capital to risk-weighted assets of at least 8%.

FDIC INSURANCE ASSESSMENTS

The Bank is subject to insurance assessments imposed by the FDIC. Effective January 1, 1997, the FDIC adopted a risk-based assessment schedule providing for annual assessment rates ranging from 0% to .27% of an institution's average assessment base, applicable to institutions insured by both the Bank Insurance Fund ("BIF") and the SAIF. The actual assessment to be paid by each insured institution is based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized", "adequately capitalized", or "under capitalized", as such terms have been defined in applicable federal regulations, and whether the institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. The FDIC also is authorized to impose one or more special assessments in any amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United States Treasury Department.

SAFETY AND SOUNDNESS STANDARDS

The Federal Deposit Insurance Act, as amended by the Federal Deposit Insurance Corporation Improvements Act and the Riegle Community Development and Regulatory Improvement Act of 1995, requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits and such other operational and managerial standards as the agencies deem appropriate. The federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended.

The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to be implemented so as to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder. The federal banking agencies determined that stock valuation standards were not appropriate. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the prompt correction action provisions of FDICIA. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

COMMUNITY REINVESTMENT ACT

The Bank is subject to the provisions of the Community Reinvestment Act of 1997, as amended (CRA). Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with the examination of a bank, to assess such bank's record in meeting the credit needs of the community served by that bank, including low and moderate-income neighborhoods. The regulatory agency's assessment of the Bank's record is made available to the public. Such an assessment is required of any bank which has applied for any application for a domestic deposit-taking branch, relocation of a main office, branch or ATM, merger or consolidation with or acquisition of assets or assumption of liabilities of a federally insured depository institution.

Under CRA regulations, banks with assets of less than $250,000,000 that are independent or affiliated with a holding company with total banking assets of less than $1 billion, are subject to streamlined small bank performance standards and much less stringent data collection and reporting requirements than larger banks. The agencies emphasize that small banks are not exempt from CRA requirements. The streamlined performance method for small banks focuses on the bank's loan-to-deposit ratio, adjusted for seasonal variations and as appropriate, other lending-related activities, such as loan originations for sale to secondary markets or community development lending or qualified investments; the percentage of loans and, as appropriate, other lending-related activities located in the Bank's assessment areas; the Bank's record of lending to and, as appropriate, other lending-related activities for borrowers of different income levels and businesses and farms of different sizes; the geographic distribution of the Bank's loans given its assessment areas, capacity to lend, local economic conditions, and lending opportunities; and the Bank's record of taking action, if warranted, in response to written complaints about its performance in meeting the credit needs of its assessment areas.

Regulatory agencies will assign a composite rating of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance" to the institution using the foregoing ground rules. A bank's performance need not fit each aspect of a particular rating profile in order for the bank to receive that rating; exceptionally strong performance with respect to some aspects may compensate for weak performance in others, and the bank's overall performance must be consistent with safe and sound banking practices and generally with the appropriate rating profile. To earn an outstanding rating, the bank first must exceed some or all of the standards mentioned above. The agencies may assign a "needs to improve" or "substantial noncompliance" rating depending on the degree to which the bank has failed to meet the standards mentioned above.

The regulation further states that the agencies will take into consideration these CRA ratings when considering any application and that a bank's record of performance may be the basis for denying or conditioning the approval of an application.

CHANGE OF CONTROL

State and federal law restricts the amount of voting stock of a bank holding company or a bank that a person may acquire without the prior approval of banking regulators. The overall effect of such laws is to make it more difficult to acquire a bank holding company or bank by tender offer or similar means than it might be to acquire control of another type of corporation.

Pursuant to North Carolina law, no person may, directly or indirectly, purchase or acquire voting stock of any bank holding company or bank which would result in the change of control of that entity unless the Commissioner first shall have approved such proposed acquisition. A person will be deemed to have acquired "control" of the bank holding company or the bank if he, she or it, directly or indirectly, (i) owns, controls or has the power to vote 10% or more of the voting stock of the bank holding company or bank, or (ii) possesses the power to direct or cause the direction of its management and policy.

Federal law imposes additional restrictions on acquisitions of stock in bank holding companies and FDIC-insured banks. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group acting in concert must give advance notice to the Federal Reserve or the FDIC before directly or indirectly acquiring the power to direct the management or policies of, or to vote 25% or more of any class of voting securities of, any bank holding company or federally-insured bank. Upon receipt of such notice, the federal regulator either may approve or disapprove the acquisition. The Change in Bank Control Act generally creates a rebuttable presumption of a change in control if a person or group acquires ownership or control of or the power to vote 10% or more of any class of a bank holding company or bank's voting securities; the bank holding company has a class of securities that are subject to registration under the Securities Exchange Act of 1934; and, following such transaction, no other person owns a greater percentage of that class of securities.

GOVERNMENT MONETARY POLICY AND ECONOMIC CONTROLS

As a bank holding company whose primary asset is the ownership of the capital stock of a commercial bank, the Registrant is directly affected by the government monetary policy and the economy in general. The actions and policies of the Federal Reserve which acts as the nation's central bank can directly affect money supply and, in general, affect bank's lending activities by increasing or decreasing their costs and availability of funds. An important function of the Federal Reserve is to regulate the national supply of bank credit in order to combat recession and curb inflation pressures. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in U.S. Government securities, changes in the discount rate and surcharge, if any, on member bank borrowings, and changes in reserve requirements against bank deposits. These methods are used in varying combinations to influence overall growth of bank loans, investments and deposits, and interest rates charged on loans or paid for deposits. The Bank is not a member of the Federal Reserve System but is subject to reserve requirements imposed by the Federal Reserve on non-member banks. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

ITEM 2.  PROPERTIES

The Registrant owns all of its properties through the Bank. At December 31, 1998, the Bank had a main office at 107 South Central Avenue, Landis, North Carolina, and is acquiring a parcel of land in a new business park in Concord, North Carolina on which it intends to construct its first branch office. The Bank's main office was acquired by the Bank in 1953, and has 5,000 square feet. It is freestanding and with adequate parking, but does not provide for drive-up or walk-up teller windows.

ITEM 3.        LEGAL PROCEEDINGS

Neither the Registrant nor the Bank, nor any of their properties, are subject to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Registrant's security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's stock began trading on April 28, 1998. There are 879,741 shares of common stock outstanding which were held by approximately 329 stockholders of record (excluding shares held in street name) on December 31, 1998. The Company's common stock is listed over-the-counter through the National Daily Quotation System "Electronic Bulletin Board" under the symbol "BOCF." Interstate/Johnson Lane Corp. is the market maker for the Company's common stock. The high and low sales prices for the common stock for the period ended June 30, 1998 were $15.25 and $12.25, respectively; for the quarter ended September 30, 1998 were $12.88 and $10.25, respectively; and for the quarter ended December 31, 1998 were $10.38 and $8.37, respectively. On November 30, 1998, the Company paid a dividend of $.10 a share to stockholders of record on November 15, 1998.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Incorporated by reference to pages 3 to 10 of Exhibit 13 of the Registrant's Annual Report to Shareholders, attached hereto.

ITEM 7.  FINANCIAL STATEMENTS.

Incorporated by reference to pages 12 to 35 of Exhibit 13 of the Registrant's Annual Report to Shareholders, attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Incorporated by reference to pages 3 and 5 of Exhibit 20, the Registrant's Definitive Proxy Statement.

ITEM 10.  EXECUTIVE COMPENSATION.

Incorporated by reference to page 6 of Exhibit 20, the Registrant's Definitive Proxy Statement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Incorporated by reference to page 2 of Exhibit 20, the Registrant's Definitive Proxy Statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED INVESTORS.

Incorporated by reference to page 7 of Exhibit 20, the Registrant's Definitive Proxy Statement.


                                     PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)    (1)    FINANCIAL STATEMENTS.

                      The following financial statements of the Registrant are incorporated herein by reference to the Registrant's 1998
                      Annual Report to Shareholders:

                      (a) Independent Auditor's Report dated February 18, 1999.

                      (b) Consolidated Statements of Financial Condition for the years ended December 31, 1998 and 1997.

                      (c) Consolidated Statements of Operations for the years ended December 31, 1998 and 1997.

                      (d) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1998 and 1997.

                      (e) Consolidated Statements of Cash Flows for the years ended December 31, 1998 and 1997.

                      (f)    Notes to Consolidated Financial Statements.

               (2)    FINANCIAL STATEMENT SCHEDULES.

                      All financial statement schedules are omitted as substantially all the required information is contained in the Registrant's financial statements listed above which are incorporated herein by reference or is not applicable.

               (3)    EXHIBITS.

                      The following exhibits are filed herewith or incorporated herein by reference.


                     EXHIBIT NUMBER                 DESCRIPTION OF EXHIBIT

                          3 (a)             * Registrant's Articles of
                                            Incorporation

                          3 (b)             * Registrant's Bylaws

                           13               1998 Annual Report to Shareholders
                                            (filed herewith)

                           20               **Registrant's Definitive Proxy
                                            Statement

                           29               Financial Data Schedule (filed
                                            herewith)

               * Incorporated by reference from exhibits to Registrant's Registration Statement on Form SB-2 (File No. 333-42151)

               **     To be filed with the Commission pursuant to Rule 14a-6(b).

        (b)    REPORTS ON FORM 8-K.

        During the last quarter of fiscal year 1998, the Registrant filed a report on Form 8-K regarding the Registrant's authorization by its Board of Directors on October 28, 1998, to purchase up to 46,000 shares of its $1.00 par value common stock. The report also concerned the Registrant's declaration on October 28, 1998, of a cash dividend of $.10 per common share, payable on November 15, 1998. The only exhibit filed with the report was a press release describing these same events.

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



March 24, 1999                             /s/ Stephen R. Talbert
                                           -----------------------------------
                                           Stephen R. Talbert
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Stephen R. Talbert                                          March 24, 1999
----------------------
Stephen R. Talbert, President,
Chief Executive Officer and Director


/s/ Lisa Blalock Ashley                                         March 24, 1999
-----------------------
Lisa Blalock Ashley, Chief Financial Officer

/s/ Thomas P. Corriher                                          March 24, 1999
----------------------
Thomas P. Corriher, Director


/s/ Henry H. Land                                               March 24, 1999
-----------------
Henry H. Land, Director


/s/ John A. Drye                                                March 24, 1999
----------------
John A. Drye, Director


/s/Susan Linn Norvell                                           March 24, 1999
Susan Linn Norvell, Director


/s/ Lynne Scott Safrit                                          March 24, 1999
 ---------------------
Lynne Scott Safrit, Director

                                  EXHIBIT INDEX


       EXHIBIT NUMBER          DESCRIPTION

             13                1998 Annual Report to Shareholders

             29                Financial Data Schedule