Form 10QSB
period 1999-03-31
BOC FINANCIAL CORP
filed 1999-05-11
CIK 1050893

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                                  FORM 10-QSB


               [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


                   [_]  Transition Report Under Section 13
                          or 15(d) of the Exchange Act

     For the transition period ended
                                     ------------------------------------------


       COMMISSION FILE NUMBER                          0-24245
                                     ------------------------------------------



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

YES [X]   NO  [_]


As of May 5, 1999, 879,741 shares of the issuer's common stock, $1.00 par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 10 pages.

                                                                        Page No.
                                                                        --------

PART I.   FINANCIAL INFORMATION

ITEM 1 -  FINANCIAL STATEMENTS (UNAUDITED)

          Consolidated Statements of Financial Condition
          March 31, 1999 and December 31, 1998..........................   3

          Consolidated Statements of Operations
          Three Months Ended March 31, 1999 and 1998....................   4

          Consolidated Statements of Cash Flows
          Three Months Ended March 31, 1999 and 1998....................   5

          Notes to Consolidated Financial Statements....................   6

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.....................................   7


PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K.....................   9

PART I.  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------


                       BOC FINANCIAL CORP. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
================================================================================

                                                                      March 31, 1999    December 31,
                                                                        (Unaudited)         1998*
                                                                      ---------------   -------------
                                                                              (In Thousands)
Cash on hand and in banks                                                    $   340         $   426
Interest-bearing balances in other banks                                       7,515           7,425
Federal funds sold                                                             2,365           1,285
Investment securities available for sale, at fair value                        2,976           3,740
Loans receivable, net                                                         17,684          18,133
Accrued interest receivable                                                       53              54
Premises and equipment, net                                                      907             268
Stock in the Federal Home Loan Bank, at cost                                     187             187
Other assets                                                                     106              67
                                                                             -------         -------
              TOTAL ASSETS                                                   $32,133         $31,585
                                                                             =======         =======
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposit accounts                                                             $19,856         $19,382
Advance payments from borrowers for property taxes and insurance                  14               7
Accrued expenses and other liabilities                                           223             219
                                                                             -------         -------
              TOTAL LIABILITIES                                               20,093          19,608
                                                                             -------         -------

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares
 authorized, no shares issued and outstanding                                      -               -
Common stock, $1 par value, 9,000,000 shares
 authorized, 879,741 shares issued and
 outstanding                                                                     880             880
Additional paid-in capital                                                     7,490           7,490
ESOP note receivable                                                          (1,019)         (1,019)
Accumulated other comprehensive income:
 Unrealized holding gains                                                          -               9
Retained earnings, substantially restricted                                    4,689           4,617
                                                                             -------         -------
              TOTAL STOCKHOLDERS' EQUITY                                      12,040          11,977
                                                                             -------         -------
                                                                             $32,133         $31,585
                                                                             =======         =======

*Derived from audited financial statements.


See accompanying notes.

                       BOC FINANCIAL CORP. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
================================================================================

                                                                        Three Months Ended
                                                                             March 31,
                                                                         ------------------
                                                                         1999         1998
                                                                         -----        -----
                                                                          (In Thousands,
                                                                        Except Per Share Data)
INTEREST INCOME
 Loans                                                                   $ 348        $ 374
 Investments                                                                55           43
 Deposits in other banks and
  federal funds sold                                                       108           69
                                                                         -----        -----
              TOTAL INTEREST INCOME                                        511          486
                                                                         -----        -----
INTEREST EXPENSE
 Deposits                                                                  233          284
                                                                         -----        -----
              NET INTEREST INCOME                                          278          202

PROVISION FOR LOAN LOSSES                                                    -            -
                                                                         -----        -----
              NET INTEREST INCOME AFTER
              PROVISION FOR LOAN LOSSES                                    278          202
                                                                         -----        -----
OTHER INCOME                                                                 4            3
                                                                         -----        -----
OTHER EXPENSES
 Personnel costs                                                            96           92
 Occupancy                                                                  14           12
 Data processing and outside service fees                                   14           13
 Deposit insurance premiums                                                  3            3
 Other                                                                      46           17
                                                                         -----        -----
              TOTAL OTHER EXPENSES                                         173          137
                                                                         -----        -----
              INCOME BEFORE INCOME TAXES                                   109           68
PROVISION FOR INCOME TAXES                                                  37           21
                                                                         -----        -----
              NET INCOME                                                 $  72        $  47
                                                                         =====        =====

See Note B for Net Income Per Share Information.

See accompanying notes.

                       BOC FINANCIAL CORP. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
================================================================================

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                          --------------------------------
                                                                            1999                   1998
                                                                          -------                 --------
                                                                                   (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                               $    72                 $     47
 Adjustments to reconcile net income to net cash
  provided (used) by operating activities
  Depreciation                                                                  7                        8
  Amortization, net                                                             -                       (6)
  Gain on sale of assets, net                                                   -                       (2)
  Deferred compensation                                                         8                        8
  Deferred income taxes                                                         -                       (2)
  Change in assets and liabilities:
   (Increase) decrease in accrued interest receivable                           1                      (12)
   Increase in other assets                                                   (34)                     (10)
   Increase in accrued expenses and other liabilities                          (4)                     (43)
                                                                          -------                 --------
              NET CASH PROVIDED (USED) BY
              OPERATING ACTIVITIES                                             50                      (12)
                                                                          -------                 --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Net increase in interest-bearing balances in other banks                     (90)                      (4)
 Net increase in federal funds sold                                        (1,080)                 (10,050)
 Purchases of available for sale investment securities                       (500)                  (1,227)
 Proceeds from sales and maturities of available for sale securities        1,250                    1,151
 Proceeds from sales of loans                                                   -                       10
 Net decrease in loans                                                        449                      323
 Purchases of premises and equipment                                         (646)                      (3)
                                                                          -------                 --------
              NET CASH USED
              BY INVESTING ACTIVITIES                                        (617)                  (9,800)
                                                                          -------                 --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in demand accounts                                  (134)                   9,223
 Net decrease in certificates of deposit                                      608                    1,021
 Net increase (decrease) in advance payments from borrowers
  for taxes and insurance                                                       7                       (1)
 Stock conversion costs incurred                                                -                     (181)
                                                                          -------                 --------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                       481                   10,062
                                                                          -------                 --------
              NET INCREASE (DECREASE) IN
              CASH ON HAND AND IN BANKS                                       (86)                     250

              CASH ON HAND AND IN BANKS, BEGINNING                            426                      336
                                                                          -------                 --------
              CASH ON HAND AND IN BANKS, ENDING                           $   340                 $    586
                                                                          =======                 ========

See accompanying notes.

                      BOC FINANCIAL CORP. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
================================================================================

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 1999 and 1998, in conformity with generally accepted accounting principles. The financial statements include the accounts of BOC Financial Corp. (the "Company") and its wholly-owned subsidiary, Bank of the Carolinas (the "Bank"). Operating results for the three month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the financial statements filed as part of BOC Financial Corp.'s annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B - NET INCOME PER SHARE

Basic net income per share for the three months ended March 31, 1999 was $.09 based upon the weighted average number of common shares of 809,115 outstanding during the period. Unreleased shares held by the ESOP are not considered to be outstanding in determining weighted average shares outstanding. There were no dilutive common equivalent shares outstanding during the period. The Company completed its mutual to stock conversion on April 28, 1998. Accordingly, net income per share data is not presented for the three months ended March 31, 1998.

NOTE C - COMPREHENSIVE INCOME

For the three months ended March 31, 1999 and 1998, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $61,000 and $46,000, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND DECEMBER 31, 1998

During the three months ended March 31, 1999, total assets increased by $548,000 or 1.7%, from $31.6 million to $32.1 million. This growth was generated principally by an increase in customer deposit accounts of $474,000 or 2.4%, from $19.4 million to $19.9 million. During the quarter, loans receivable decreased from $18.1 million to $17.7 million, a reduction of $449,000 or 2.5%. In addition, the Bank also acquired during the quarter, at a cost of $640,000, land for future construction of a full service branch office. This land is located on Speedway Boulevard in Concord, Cabarrus County, North Carolina.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Net income for the three months ended March 31, 1999 was $72,000 or $.09 per share as compared with net income of $47,000 for the quarter ended March 31, 1998, an increase of $25,000. Net interest income for the current quarter was $278,000, an increase of $76,000 over the corresponding amount for the quarter ended March 31, 1998, with the increase relating principally to the infusion of capital and liquidity the Company received upon the completion of its stock offering on April 28, 1998. Non-interest expenses increased from $137,000 for the quarter ended March 31, 1998 to $173,000 for the quarter ended March 31, 1999 principally as a result of the higher costs of operating as a publicly owned entity.

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

At March 31, 1999, liquid assets comprise 41% of total assets. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

At March 31, 1999, both the Company and the Bank substantially exceed all applicable regulatory capital requirements.

THE YEAR 2000

All levels of the Company's management and its Board of Directors are aware of the issues created by the Year 2000 century change and the serious effects it may have on the Bank and its customers. In May 1997, the Federal Financial Institutions Examination Council ("FFIEC") issued an Interagency Statement, "Year 2000 Project Management Awareness," to emphasize the critical issues that need to be addressed to implement an effective Year 2000 project management plan. The FFIEC Statement identifies five phases of the Year 2000 project management process. The Company has formed a Year 2000 project team, consisting of senior officers within the Bank's operations, information systems, financial and management areas, to ensure that the Bank will be Year 2000 compliant. Although the Company relies entirely upon outside vendors and service providers for its computer hardware and software and its security and communications equipment, all date sensitive systems are being evaluated for Year 2000 compliance. During 1998, the Company completed upgrading and testing of systems that have been identified as critical to conducting its banking business. Testing of systems with lower priorities is presently ongoing. The Company is also developing contingency plans for its computer processes, including the use of alternative systems and the manual processing of certain critical operations. In addition, the Company is undertaking efforts to ensure that significant vendor and customer relationships are or will be Year 2000 compliant. There can be no guarantee that the systems of other entities on which the Company either or indirectly relies will be timely converted, or that a failure to convert by another entity, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company in future periods. However, the Company's management believes that all of its systems will be verified Year 2000 compliant. The Company estimates that it will incur Year 2000 compliance costs of approximately $12,000, of which approximately $2,000 will be capitalized and $10,000 have or will be charged to operations. In addition to the estimated costs of its Year 2000 compliance, the Company routinely makes annual investment in technology in its efforts to improve customer service and to efficiently manage its product and service delivery systems.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.

               (27)  Financial data schedule

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              BOC FINANCIAL CORP.


Date:   May 5, 1999           By:   /s/ Stephen R. Talbert
                                    ----------------------
                                    Stephen R. Talbert
                                    Chief Executive Officer



Date:   May 5, 1999           By: /s/ Lisa B. Ashley
                                  ------------------
                                  Lisa B. Ashley
                                  Chief Financial Officer