Form 10QSB
period 1999-06-30
BOC FINANCIAL CORP
filed 1999-08-10
CIK 1050893

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                  FORM 10-QSB


               [ X ] Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1999


                    [ ] Transition Report Under Section 13
                         or 15(d) of the Exchange Act

               For the transition period ended_________________


                Commission File Number 0-24245_________________


                              BOC FINANCIAL CORP.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


           North Carolina                                56-6511744
---------------------------------------         --------------------------------
   (State or other jurisdiction of                      (IRS Employer
   incorporation or organization)                  Identification Number)


                  107 SOUTH CENTRAL AVENUE, LANDIS, NC 28088
--------------------------------------------------------------------------------
                    (Address of principal executive office)


                                (704) 857-7277
--------------------------------------------------------------------------------
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---  ---

As of August 6, 1999, 805,000 shares of the issuer's common stock, $1.00 par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 10 pages.

                                                                        Page No.
                                                                        --------

Part I.    FINANCIAL INFORMATION

Item 1 -   Financial Statements (Unaudited)

           Consolidated Statements of Financial Condition
           June 30, 1999 and December 31, 1998................................ 3

           Consolidated Statements of Operations
           Three Months and Six Months Ended June 30, 1999 and 1998........... 4

           Consolidated Statements of Cash Flows
           Six Months Ended June 30, 1999 and 1998............................ 5

           Notes to Consolidated Financial Statements......................... 6

Item 2 -   Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................  7

Part II.   Other Information

           Item 4.  Submission of Matters to a Vote of Securities Holders.... 9

           Item 6.  Exhibits and Reports on Form 8-K......................... 9

Part I.  Financial Information
------------------------------
Item 1 - Financial Statements

                                                BOC FINANCIAL CORP. AND SUBSIDIARY
                                          Consolidated Statements of Financial Condition
--------------------------------------------------------------------------------------------------------------------------


                                                                                       June 30, 1999          December 31,
                                                                                        (Unaudited)             1998*
                                                                                      ---------------      ------------------
                                                                                                  (In Thousands)
ASSETS

Cash on hand and in banks                                                            $           357      $            426
Interest-bearing balances in other banks                                                       7,620                 7,425
Federal funds sold                                                                             1,685                 1,285
Investment securities available for sale, at fair value                                        4,420                 3,740
Loans receivable, net                                                                         17,901                18,133
Accrued interest receivable                                                                       40                    54
Premises and equipment, net                                                                      921                   268
Stock in the Federal Home Loan Bank, at cost                                                     175                   187
Other assets                                                                                     176                    67
                                                                                     ---------------      ----------------

                                                                     TOTAL ASSETS    $        33,295      $         31,585
                                                                                     ===============      ================
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposit accounts                                                                     $        21,822      $         19,382
Advance payments from borrowers for property taxes and insurance                                  41                     7
Accrued expenses and other liabilities                                                           142                   219
                                                                                     ---------------      ----------------

                                                                TOTAL LIABILITIES             22,005                19,608
                                                                                     ---------------      ----------------

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares
   authorized, no shares issued and outstanding                                                    -                     -
Common stock, $1 par value, 9,000,000 shares
   authorized, 805,000 and 879,741 shares,
   respectively, issued and outstanding                                                          805                   880
Additional paid-in capital                                                                     6,854                 7,490
ESOP note receivable                                                                          (1,003)               (1,019)
Accumulated other comprehensive income:
   Unrealized holding gains (losses)                                                             (36)                    9
Retained earnings, substantially restricted                                                    4,670                 4,617
                                                                                     ---------------      ----------------

                                                       TOTAL STOCKHOLDERS' EQUITY             11,290                11,977
                                                                                     ---------------      ----------------

                                                                                     $        33,295      $         31,585
                                                                                     ===============      ================

*Derived from audited financial statements.

See accompanying notes.

                                                BOC FINANCIAL CORP. AND SUBSIDIARY
                                         Consolidated Statements of Operations (Unaudited)
--------------------------------------------------------------------------------------------------------------------


                                                       Three Months Ended                 Six Months Ended
                                                            June 30,                          June 30,
                                                     1999             1998              1999              1998
                                                 ------------    -------------      -------------     -------------
                                                                           (In Thousands)
INTEREST INCOME
    Loans                                              $  354        $     370         $      702         $     744
    Investments                                            48               50                103                93
    Deposits in other banks and
       federal funds sold                                 121              127                229               196
                                                 ------------    -------------      -------------    --------------

                          TOTAL INTEREST INCOME           523              547              1,034             1,033
                                                 ------------    -------------      -------------    --------------

INTEREST EXPENSE
   Deposits                                               249              250                482               534
                                                 ------------    -------------      -------------    --------------

                            NET INTEREST INCOME           274              297                552               499

PROVISION FOR LOAN LOSSES                                   -                -                  -                 -
                                                 ------------    -------------      -------------    --------------

                      NET INTEREST INCOME AFTER
                      PROVISION FOR LOAN LOSSES           274              297                552               499
                                                 ------------    -------------      -------------    --------------

OTHER INCOME                                                4                -                  8                 3
                                                 ------------    -------------      -------------    --------------

OTHER EXPENSES
   Personnel costs                                        107               82                203               174
   Occupancy                                               23               13                 37                25
   Data processing and outside service fees                11                5                 25                18
   Deposit insurance premiums                               3                3                  6                 6
   Other                                                   76               56                122                73
                                                 ------------    -------------      -------------    --------------

                           TOTAL OTHER EXPENSES           220              159                393               296
                                                 ------------    -------------      -------------    --------------

       INCOME BEFORE INCOME TAXES                          58              138                167               206

PROVISION FOR INCOME TAXES                                 19               53                 56                74
                                                 ------------    -------------      -------------    --------------

                                     NET INCOME  $         39    $          85      $         111    $          132
                                                 ============    =============      =============    ==============

See Note B for Net Income Per Share Information.


See accompanying notes.

                      BOC FINANCIAL CORP. AND SUBSIDIARY
               Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------------------------------------------


                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                     -------------------------------
                                                                                         1999             1998
                                                                                     -------------   ---------------
                                                                                             (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                        $         111    $         132
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                                7               15
     Gain on sale of assets, net                                                                 -               (2)
     Release of ESOP shares                                                                     16                -
     Deferred compensation                                                                      17               17
     Change in assets and liabilities:
       (Increase) decrease  in accrued interest receivable                                      14               (9)
       Increase in other assets                                                                (84)             (24)
       Decrease in accrued expenses and other liabilities                                      (94)              (6)
                                                                                     -------------    --------------

                                                      NET CASH PROVIDED (USED) BY
                                                             OPERATING ACTIVITIES              (13)             123
                                                                                     -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net increase in interest-bearing balances in other banks                                   (195)              (7)
   Net increase in federal funds sold                                                         (400)          (7,100)
   Purchases of available for sale investment securities                                    (3,000)          (2,225)
   Proceeds from maturities and sale of available for sale securities                        2,250            1,651
   Redemption of Federal Home Loan Bank Stock                                                   12                -
   Proceeds from sales of loans                                                                  -               11
   Net decrease in loans                                                                       232              879
   Purchases of premises and equipment                                                        (660)              (4)
                                                                                     -------------    --------------

                                                                    NET CASH USED
                                                          BY INVESTING ACTIVITIES           (1,761)          (6,795)
                                                                                     -------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in demand accounts                                                             433              119
   Net increase (decrease) in certificates of deposit                                        2,007           (1,542)
   Net increase in advance payments from borrowers
     for taxes and insurance                                                                    34                -
   Cash dividends paid                                                                         (40)               -
   Repurchase of common shares                                                                (729)               -
   Stock conversion proceeds, net of costs incurred                                              -            8,973
   Loan to ESOP for purchase of common stock                                                     -           (1,043)
                                                                                     -------------    --------------


                                                                NET CASH PROVIDED
                                                          BY FINANCING ACTIVITIES            1,705            6,507
                                                                                     -------------    -------------

                                                             NET DECREASE IN CASH
                                                             ON HAND AND IN BANKS              (69)            (165)

                                             CASH ON HAND AND IN BANKS, BEGINNING              426              336
                                                                                     -------------    -------------

                                                CASH ON HAND AND IN BANKS, ENDING    $         357    $         171
                                                                                     =============    =============

See accompanying notes.

                      BOC FINANCIAL CORP. AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 1999 and 1998, in conformity with generally accepted accounting principles. The financial statements include the accounts of BOC Financial Corp. (the "Company") and its wholly-owned subsidiary, Bank of the Carolinas (the "Bank"). Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the financial statements filed as part of BOC Financial Corp.'s annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B - NET INCOME PER SHARE

Basic net income per share for the three and six months ended June 30, 1999 was $.05 and $.14, respectively, based upon the weighted average number of common shares of 787,566 and 798,700, respectively, outstanding during the periods. Unreleased shares held by the ESOP are not considered to be outstanding in determining weighted average shares outstanding. There were no dilutive common equivalent shares outstanding during the period. The Company completed its mutual to stock conversion on April 28, 1998. Basic net income per share from that date through June 30, 1998 was $.07 per share and was computed based on consolidated net income during that period divided by the weighted average number of common shares outstanding during that period.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

Comparison of Financial Condition at June 30, 1999 and December 31, 1998

During the six months ended June 30, 1999, total assets increased by $1.7 million or 5.4%, from $31.6 million to $33.3 million. This growth was generated principally by an increase in customer deposit accounts of $2.4 million or 12.6%, from $19.4 million to $21.8 million. During the period, loans receivable decreased from $18.1 million to $17.9 million, a reduction of $232,000 or 1.3%, while total interest-earning liquid assets increased by $1.3 million. In addition, the Bank also acquired during the period, at a cost of $640,000, land for future construction of a full service branch office. This land is located on Speedway Boulevard in Concord, Cabarrus County, North Carolina.

Comparison of Results of Operations for the Three Months Ended June 30, 1999 and 1998

Net income for the three months ended June 30, 1999 was $39,000 or $.05 per share as compared with net income of $85,000 for the quarter ended June 30, 1998, a decrease of $46,000. Net interest income for the current quarter was $274,000, a decrease of $23,000 from the corresponding amount for the quarter ended June 30, 1998. This decrease relates principally to a reduction in interest earning assets that resulted from the Company's stock repurchase activities subsequent to June 30, 1998 and to the acquisition of real property for a future branch addition. Non-interest expenses increased from $159,000 for the quarter ended June 30, 1998 to $220,000 for the quarter ended June 30, 1999. Personnel costs have risen as a result of the Company's ESOP, the addition of an additional loan officer for the Company's new loan origination office and the deferred directors' compensation plan. Occupancy costs have increased primarily because of the new loan origination office, and other expenses have increased principally as a result of the higher costs of operating as a publicly owned entity and the costs of operating the new loan origination office.

Comparison of Results of Operations for the Six Months Ended June 30, 1999 and 1998

Net income for the six months ended June 30, 1999 was $111,000 or $.14 per share as compared with net income of $132,000 for the six months ended June 30, 1998, a decrease of $21,000. Net interest income for the current period was $552,000, an increase of $53,000 from the corresponding amount for the six months ended June 30, 1998. This increase relates principally to the infusion of capital and liquidity the Company received upon the completion of its stock offering on April 28, 1998. Non-interest expenses increased from $296,000 for the six months ended June 30, 1998 to $393,000 for the six months ended June 30, 1999. Personnel costs have risen as a result of the Company's ESOP, the addition of an additional loan officer for the Company's new loan origination office and the deferred directors' compensation plan. Occupancy costs have increased primarily because of the new loan origination office, and other expenses have increased principally as a result of the higher costs of operating as a publicly owned entity and the costs of operating the new loan origination office.

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

At June 30, 1999, liquid assets comprise 42% of total assets. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

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

Part II.    OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 4, 1999. Of 879,741 shares entitled to vote at the meeting, 553,448 voted. The following matters were voted on at the meeting:

1.    Election of  Six Directors

        Thomas P. Corriher, John A. Drye, Henry H. Land, Susan Linn Norvell, Lynne Scott Safrit and Stephen R. Talbert were elected to serve one year terms as directors with at least 492,848 shares or 89% of the shares voted in favor.

2. Approval of the BOC Financial Corp. 1999 Incentive Stock Option Plan. Approved with 352,848 or 64% of the shares voted.

3. Approval of the BOC Financial Corp. 1999 Nonstatutory Stock Option Plan. Approved with 339,948 or 61% of the shares voted.

4. Approval of the BOC Financial Corp. 1999 Management Recognition Plan. Approved with 361,323 or 65% of the shares voted.

5. Ratification of Dixon Odom PLLC as independent public accountants for 1999. Ratified with 525,713 or 95% of the shares voted.

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits.

                 (27)  Financial data schedule

            (b)  Reports on Form 8-K.

                 No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       BOC FINANCIAL CORP.


Date:   August 9, 1999                 By: /s/ Stephen R. Talbert
                                           -------------------------------------
                                           Stephen R. Talbert
                                           Chief Executive Officer



Date:   August 9, 1999                 By: /s/ Lisa B. Ashley
                                           -------------------------------------
                                           Lisa B. Ashley
                                           Chief Financial Officer