Form 10QSB
period 1999-09-30
BOC FINANCIAL CORP
filed 1999-11-12
CIK 1050893

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


                                  FORM 10-QSB


               [ X ]  Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1999


                   [   ]  Transition Report Under Section 13
                          or 15(d) of the Exchange Act

     For the transition period ended ______________________________________


       Commission File Number              0-24245
                              ---------------------------------------------


                                 BOC FINANCIAL CORP.
---------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


              North Carolina                            56-6511744
              --------------                            ----------
       (State or other jurisdiction of                (IRS Employer
        incorporation or organization)            Identification Number)


                  107 SOUTH CENTRAL AVENUE, LANDIS, NC  28088
---------------------------------------------------------------------------
                    (Address of principal executive office)


                                (704) 857-7277
--------------------------------------------------------------------------
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X      No
    -------      -------


As of November 5, 1999, 805,000 shares of the issuer's common stock, $1.00 par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 12 pages.

                                                                        Page No.
                                                                        --------

Part I.  FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

          Consolidated Statements of Financial Condition
          September 30, 1999 and December 31, 1998........................  3

          Consolidated Statements of Operations Three Months and
          Nine Months Ended September 30, 1999 and 1998...................  4

          Consolidated Statements of Cash Flows
          Nine Months Ended September 30, 1999 and 1998...................  5

          Notes to Consolidated Financial Statements......................  6

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................  8


Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K........................ 11

Part I.  FINANCIAL INFORMATION
Item 1 - Financial Statements
-----------------------------

                       BOC FINANCIAL CORP. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
--------------------------------------------------------------------------------

                                                                      September 30,
                                                                           1999       December 31,
                                                                       (Unaudited)        1998*
                                                                      --------------  -------------
                                                                             (In Thousands)
ASSETS

Cash on hand and in banks                                                 $   458        $   426
Interest-bearing balances in other banks                                    5,504          7,425
Federal funds sold                                                            830          1,285
Investment securities available for sale, at fair value                     5,424          3,740
Loans receivable, net                                                      19,076         18,133
Accrued interest receivable                                                    89             54
Premises and equipment, net                                                   919            268
Stock in the Federal Home Loan Bank, at cost                                  175            187
Other assets                                                                  171             67
                                                                          -------        -------

                                                  TOTAL ASSETS            $32,646        $31,585
                                                                          =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposit accounts                                                          $21,586        $19,382
Advance payments from borrowers for property taxes and insurance               18              7
Dividends payable                                                           2,818              -
Accrued expenses and other liabilities                                         99            219
                                                                          -------        -------

                                             TOTAL LIABILITIES             24,521         19,608
                                                                          -------        -------

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares
 authorized, no shares issued and outstanding                                   -              -
Common stock, $1 par value, 9,000,000 shares
 authorized, 805,000 and 879,741 shares,
 respectively, issued and outstanding                                         805            880
Additional paid-in capital                                                  4,287          7,490
Unearned compensation                                                      (1,595)        (1,019)
Accumulated other comprehensive income:
 Unrealized holding gains (losses)                                            (30)             9
Retained earnings, substantially restricted                                 4,658          4,617
                                                                          -------        -------

                                    TOTAL STOCKHOLDERS' EQUITY              8,125         11,977
                                                                          -------        -------

                                                                          $32,646        $31,585
                                                                          =======        =======

*Derived from audited financial statements.

See accompanying notes.

                       BOC FINANCIAL CORP. AND SUBSIDIARY
               Consolidated Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                          Three Months Ended   Nine Months Ended
                                                             September 30,       September 30,
                                                          ------------------  ------------------
                                                            1999      1998      1999      1998
                                                          --------  --------  --------  --------
                                                                      (In Thousands)
INTEREST INCOME
  Loans                                                    $ 362      $ 365     $1,064    $1,109
  Investments                                                 77         61        180       154
  Deposits in other banks and
   federal funds sold                                        101        122        330       318
                                                           -----      -----     ------    ------

                              TOTAL INTEREST INCOME          540        548      1,574     1,581
                                                           -----      -----     ------    ------
INTEREST EXPENSE
  Deposits                                                   266        237        748       771
                                                           -----      -----     ------    ------
                               NET INTEREST INCOME           274        311        826       810

PROVISION FOR LOAN LOSSES                                      -          -          -         -
                                                           -----      -----     ------    ------
                         NET INTEREST INCOME AFTER
                         PROVISION FOR LOAN LOSSES           274        311        826       810
                                                           -----      -----     ------    ------
OTHER INCOME                                                   1          2          9         5
                                                           -----      -----     ------    ------
OTHER EXPENSES
  Personnel costs                                            122         90        325       264
  Occupancy                                                   22         11         59        36
  Data processing and outside service fees                    11         13         36        31
  Deposit insurance premiums                                   3          5          9        11
  Other                                                       83         46        205       119
                                                           -----      -----     ------    ------
                              TOTAL OTHER EXPENSES           241        165        634       461
                                                           -----      -----     ------    ------
                        INCOME BEFORE INCOME TAXES            34        148        201       354

PROVISION FOR INCOME TAXES                                     9         54         65       128
                                                           -----      -----     ------    ------
                                        NET INCOME         $  25      $  94     $  136    $  226
                                                           =====      =====     ======    ======
See Note B for Net Income Per Share Information.

See accompanying notes.

                       BOC FINANCIAL CORP. AND SUBSIDIARY
               Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                             ----------------------
                                                                                1999        1998
                                                                             ----------  ----------
                                                                                 (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                   $   136      $   226
 Adjustments to reconcile net income to net cash provided
  (used) by operating activities:
  Depreciation                                                                     22           22
  Gain on sale of assets, net                                                       -           (2)
  Amortization of unearned compensation                                            30            -
  Deferred compensation                                                            18           25
  Change in assets and liabilities:
   Increase in accrued interest receivable                                        (35)         (14)
   Increase in other assets                                                       (77)          (3)
   Increase (decrease) in accrued expenses and other liabilities                 (138)          33
                                                                              -------      -------
                                               NET CASH PROVIDED (USED)
                                                BY OPERATING ACTIVITIES           (44)         287
                                                                              -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES
 Net (increase) decrease in interest-bearing balances in other banks            1,921          (11)
 Net (increase) decrease in federal funds sold                                    455       (7,241)
 Purchases of available for sale investment securities                         (4,000)      (2,725)
 Proceeds from maturities and sale of available for sale securities             2,250        1,651
 Redemption of Federal Home Loan Bank Stock                                        12            -
 Proceeds from sales of loans                                                       -           11
 Net (increase) decrease in loans                                                (943)       1,024
 Purchases of premises and equipment                                             (673)          (5)
                                                                              -------      -------

                                                       NET CASH USED BY
                                                   INVESTING ACTIVITIES          (978)      (7,296)
                                                                              -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in demand accounts                                       120         (204)
 Net increase (decrease) in certificates of deposit                             2,084         (726)
 Net increase (decrease) in advance payments from borrowers
  for taxes and insurance                                                          11           (1)
 Cash dividends paid                                                              (77)           -
 Repurchase of common shares                                                   (1,084)           -
 Stock conversion proceeds, net of costs incurred                                   -        8,966
 Loan to ESOP for purchase of common stock                                          -       (1,043)
                                                                              -------      -------

                                                   NET CASH PROVIDED BY
                                                   FINANCING ACTIVITIES         1,054        6,992
                                                                              -------      -------

                                             NET INCREASE (DECREASE) IN
                                              CASH ON HAND AND IN BANKS            32          (17)

CASH ON HAND AND IN BANKS, BEGINNING                                              426          336
                                                                              -------      -------

                                      CASH ON HAND AND IN BANKS, ENDING       $   458      $   319
                                                                              =======      =======

See accompanying notes.

                       BOC FINANCIAL CORP. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 1999 and 1998, in conformity with generally accepted accounting principles. The financial statements include the accounts of BOC Financial Corp. (the "Company") and its wholly-owned subsidiary, Bank of the Carolinas (the "Bank"). Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the financial statements filed as part of BOC Financial Corp.'s annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.


NOTE B - NET INCOME PER SHARE

Basic net income per share for the three and nine months ended September 30, 1999 was $.03 and $.18, respectively, based upon the weighted average number of common shares of 719,042 and 772,996, respectively, outstanding during the periods. Unreleased shares held by the ESOP are not considered to be outstanding in determining weighted average shares outstanding. There were no dilutive common equivalent shares outstanding during the periods. The Company completed its mutual to stock conversion on April 28, 1998. Basic net income per share from that date through September 30, 1998 was $.18 per share and was computed based on consolidated net income during that period divided by the weighted average number of common shares outstanding during that period (855,843). Basic net income per share for the three months ended September 30, 1998 was $.11 per share based upon the weighted average number of common shares of 851,682 outstanding during the period.


NOTE C - MANAGEMENT RECOGNITION PLAN

At the annual meeting of shareholders held on May 4, 1999, the Company's shareholders approved the BOC Financial Corp. 1999 Management Recognition Plan ("MRP"). The MRP provides for the award of up to 37,029 shares of the Company's common stock to directors, officers and employees of the Bank, with all such shares issued vesting ratably over a five-year period. During September 1999, the Company granted all shares available under the plan. Shares issued had previously been acquired during the current quarter through purchase in the open market. The total value of the shares granted was $356,000 on the grant date. It is expected that this amount will be amortized straight-line over sixty months.

NOTE D - SPECIAL DIVIDEND

On September 9, 1999, the Company's Board of Directors declared a special dividend of $3.50 per share payable October 8, 1999 to shareholders of record on September 24, 1999. This includes $250,000 to be paid on unallocated ESOP shares that is expected to be used to purchase additional shares for the ESOP. Accordingly, such amount is included as additional unearned compensation on the accompanying September 30, 1999 statement of financial condition. In the aggregate, this dividend will total $2.8 million. It is expected that all, or substantially all, of this dividend will represent a non-taxable return of capital.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

This Quarterly Report on Form 10-QSB may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services.

Comparison of Financial Condition at September 30, 1999 and December 31, 1998

During the nine months ended September 30, 1999, total assets increased by $1.0 million or 3.4%, from $31.6 million to $32.6 million. This growth was generated principally by an increase in customer deposit accounts of $2.2 million or 11.4%, from $19.4 million to $21.6 million. During the period, loans receivable increased from $18.1 million to $19.1 million, an increase of $943,000 or 5.2%, while total interest-earning liquid assets decreased by $692,000. In addition, the Bank also acquired during the period, at a cost of $640,000, land for future construction of a full service branch office. This land is located on Speedway Boulevard in Concord, Cabarrus County, North Carolina.

Comparison of Results of Operations for the Three Months Ended September 30, 1999 and 1998

Net income for the three months ended September 30, 1999 was $25,000 or $.03 per share as compared with net income of $94,000 or $.11 per share for the quarter ended September 30, 1998, a decrease of $69,000 or $.08 per share. Net interest income for the current quarter was $274,000, a decrease of $37,000 from the corresponding amount for the quarter ended September 30, 1998. This decrease relates principally to a reduction in interest earning assets that resulted from the Company's stock repurchase activities after September 30, 1998 and to the acquisition of real property for a future branch addition. Non-interest expenses increased from $165,000 for the quarter ended September 30, 1998 to $241,000 for the quarter ended September 30, 1999. Personnel costs have risen as a result of the Company's ESOP, the addition of an additional loan officer for the Company's new loan origination office and the deferred directors' compensation plan. Occupancy costs have increased primarily because of the new loan origination office, and other expenses have increased principally as a result of the higher costs of operating as a publicly owned entity and the costs of operating the new loan origination office.

Comparison of Results of Operations for the Nine Months Ended September 30, 1999 and 1998

Net income for the nine months ended September 30, 1999 was $136,000 or $.18 per share as compared with net income of $226,000 for the nine months ended September 30, 1998, a decrease of $90,000. Net interest income for the current period was $826,000, an increase of $16,000 from the corresponding amount for the nine months ended September 30, 1998. This increase relates principally to the infusion of capital and liquidity the Company received upon the completion of its stock offering on April 28, 1998. Non-interest expenses increased from $461,000 for the nine months ended September 30, 1998 to $634,000 for the nine months ended September 30, 1999. Personnel costs have risen as a result of the Company's ESOP, the addition of an additional loan officer for the Company's new loan origination office and the deferred directors' compensation plan. Occupancy costs have increased primarily because of the new loan origination office, and other expenses have increased principally as a result of the higher costs of operating as a publicly owned entity and the costs of operating the new loan origination office.

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

At September 30, 1999, liquid assets comprise 37% of total assets. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

At September 30, 1999, both the Company and the Bank substantially exceed all applicable regulatory capital requirements.

The Year 2000

All levels of the Company's management and its Board of Directors are aware of the issues created by the Year 2000 century change and the serious effects it may have on the Bank and its customers. In May 1997, the Federal Financial Institutions Examination Council ("FFIEC") issued an Interagency Statement, "Year 2000 Project Management Awareness," to emphasize the critical issues that need to be addressed to implement an effective Year 2000 project management plan. The FFIEC Statement identifies five phases of the Year 2000 project management process. The Company has formed a Year 2000 project team, consisting of senior officers within the Bank's operations, information systems, financial and management areas, to ensure that the Bank will be Year 2000 compliant. Although the Company relies entirely upon outside vendors and service providers for its computer hardware and software and its security and communications equipment, all date sensitive systems are being evaluated for Year 2000 compliance. During 1998, the Company completed upgrading and testing of systems that have been identified as critical to conducting its banking business. Testing of systems with lower priorities has been completed in 1999. The Company has also developed contingency plans for its computer processes, including the use of alternative systems and the manual processing of certain critical operations. In addition, the Company has undertaken efforts to ensure that significant vendor and customer relationships are or will be Year 2000 compliant. There can be no guarantee that the systems of other entities on which the Company either or indirectly relies will be timely converted, or that a failure to convert by another entity, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company in future periods. However, the Company's management believes that all of its systems will be verified Year 2000 compliant. The Company estimates that it will incur Year 2000 compliance costs of approximately $12,000, of which approximately $2,000 will be capitalized and $10,000 have or will be charged to operations. In addition to the estimated costs of its Year 2000 compliance, the Company routinely makes annual investment in technology in its efforts to improve customer service and to efficiently manage its product and service delivery systems.

Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

               (27)  Financial data schedule

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended September 30, 1999. On October 6, 1999, a report on Form 8-K was filed to report the grantor of MRP shares and the special dividend described in Notes C and D, respectively, to the consolidated financial statements included herein.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              BOC FINANCIAL CORP.


Date:   November 9, 1999      By: /s/ Stephen R. Talbert
                                  -----------------------
                                  Stephen R. Talbert
                                  Chief Executive Officer



Date:   November 9, 1999      By: /s/ Lisa B. Ashley
                                  -----------------------
                                  Lisa B. Ashley
                                  Chief Financial Officer