Form 10KSB
period 1999-12-31
BOC FINANCIAL CORP
filed 2000-03-30
CIK 1050893

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   -----------

                        ANNUAL REPORT UNDER SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED DECEMBER 31, 1999

                         COMMISSION FILE NUMBER: 0-24245
                                                 -------

                               BOC FINANCIAL CORP.
                (Exact Name of Bank as specified in its charter)

                                 NORTH CAROLINA
                            (State of Incorporation)

                                   56-6511744
                                   ----------
                      (I.R.S. Employer Identification No.)

                            107 SOUTH CENTRAL AVENUE
                          LANDIS, NORTH CAROLINA 28088
                          ----------------------------
                          (Address of Principal Office)

                                 (800) 543-7250
                                 --------------
                 (Bank's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, $1.00 PAR VALUE

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                                       --    --
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. x
                               --
The Registrant's revenues for the year ended December 31, 1999 were $2,129,764.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at December 31, 1999 was approximately $2,965,467.

The number of shares of the Registrant's Common Stock outstanding on December 31, 1999 was 805,000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         1. Portions of Annual Report to Shareholders for the Fiscal Year Ended December 31, 1999 (Part II).

         2. Proxy Statement-Prospectus for the 2000 Annual Meeting of Shareholders (Parts I and III).

Transitional Small Business Disclosure Format           Yes     No  X
                                                            ---    ---

                        FORM 10-KSB CROSS REFERENCE INDEX
                        ---------------------------------

As indicated below, portions of (i) the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1999, and (ii) the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 9, 2000, filed with the Securities and Exchange Commission via EDGAR are incorporated by reference into Parts II and III of this Report.

KEY
---

AR          Annual Report to Shareholders for the fiscal year ended December 31, 1999.

Proxy       Proxy Statement for the Annual Meeting of Shareholders to be held May 9, 2000.

10-KSB      10-KSB for the year ended December 31, 1999.
PART I                                                                   PAGE             DOCUMENT
                                                                         ----             --------
Item 1.     Business                                                      3                10-KSB
Item 2.     Properties                                                    8                10-KSB
Item 3.     Legal Proceedings                                             8                10-KSB
Item 4.     Submission of Matters to a Vote of Security Holders           8                10-KSB

PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters                                           9                AR
Item 6.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           9                AR
Item 7.     Financial Statements and Supplementary Data                   9                AR
Item 8.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                        9                10-KSB

PART III

Item 9.     Directors, Executive Officers, Promoters, and Control
            Persons; Compliance with Section 16(a) of Exchange Act        9                Proxy
Item 10.    Executive Compensation                                        9                Proxy
Item 11.    Security Ownership of Certain Beneficial Owners and
            Management                                                    9                Proxy
Item 12.    Certain Relationships and Related Transactions                9                Proxy

PART IV

Item 13.  Exhibits and Reports on Form 8-K
                  (a)      Index to Exhibits                              9                10-KSB
                  (b)      Reports on Form 8-K filed during the
                           three months ended December 31, 1999           10               10-KSB

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

At December 31, 1999, the Registrant and its only subsidiary, the Bank, had ten full-time employees.

BUSINESS OF THE REGISTRANT AND THE BANK

The Registrant's only function is the ownership of all of the issued and outstanding stock of the Bank. The Registrant does not engage in any separate lines of business. The Bank engages in a general banking business in parts of Cabarrus, Iredell and Rowan Counties, North Carolina. Since the Bank originally was chartered as a savings and loan association, its loan portfolio and primary lending function is concentrated in one-to-four family residential home mortgages. Its operations are primarily retail oriented and directed to individuals and small to medium-sized businesses located in its market area and its deposits and loans are derived primarily from customers in its geographical market. The Bank provides most traditional commercial and consumer banking services, including personal and commercial checking and savings accounts, money market accounts, certificates of deposit, individual retirement accounts and related business and individual banking services. The Bank's lending activities are concentrated in residential lending but also include commercial loans to small-to-medium sized businesses located primarily in its market area for various purposes, and various consumer-type loans to individuals, including installment loans, mortgage loans and equity lines of credit. Customers of the Bank are also provided access to a financial services company that provides investment advice and agency services regarding mutual funds, fixed and variable annuities, and several forms of insurance products (life, health, home, auto). The Bank does not provide the services of a trust department.

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

SUPERVISION AND REGULATION

The business and operations of the Registrant and the Bank are subject to extensive federal and state governmental regulation and supervision.

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

The Bank is a North Carolina commercial bank and its deposits are insured by the Savings Association Insurance Fund ("SAIF") of the FDIC. The Bank is subject to supervision and examination by and the regulations and reporting requirements of the Commissioner and the FDIC. The Bank also is a member of the Federal Home Loan Bank System (the "FHLB System").

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

The Gramm-Leach-Bliley Act of 1999 represents the most sweeping reform of financial services regulation in over sixty years. The Act permits the creation of new financial services holding companies that can offer a range of financial products under a regulatory regime based on the principle of functional regulation. The legislation eliminates legal barriers to affiliations among banks and securities firms, insurance companies, and other financial services companies. The Act provides financial organizations with flexibility in structuring these new financial affiliations through a holding company structure or a financial subsidiary, with appropriate safeguards.

Registrant cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on Registrant's operations.

ITEM 2.  PROPERTIES

The Registrant owns all of its properties through the Bank. At December 31, 1999, the Bank had a main office at 107 South Central Avenue, Landis, North Carolina, and is acquiring a parcel of land in a new business park in Concord, North Carolina on which it intends to construct its first branch office. The Bank's main office was acquired by the Bank in 1953, and has 5,000 square feet. It is freestanding and with adequate parking, but does not provide for drive-up or walk-up teller windows.

ITEM 3.           LEGAL PROCEEDINGS

Neither the Registrant nor the Bank, nor any of their properties, are subject to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Registrant's security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference to Page 36 of the Registrant's Annual Report to Shareholders attached hereto as Exhibit 13.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Incorporated by reference to pages 3 to 10 of the Registrant's Annual Report to Shareholders, attached hereto as Exhibit 13.

ITEM 7.  FINANCIAL STATEMENTS.

Incorporated by reference to pages 12 to 35 of the Registrant's Annual Report to Shareholders, attached hereto as Exhibit 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Incorporated by reference to pages 3 and 4 of the Registrant's Definitive Proxy Statement filed as Exhibit 20.

ITEM 10.  EXECUTIVE COMPENSATION.

Incorporated by reference to page 6 of the Registrant's Definitive Proxy Statement filed as Exhibit 20.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Incorporated by reference to page 3 of the Registrant's Definitive Proxy Statement filed as Exhibit 20.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED INVESTORS.

Incorporated by reference to page 9 of the Registrant's Definitive Proxy Statement filed as Exhibit 20.


                                     PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (A)      (1)      FINANCIAL STATEMENTS.

                           The following financial statements of the Registrant are incorporated herein by reference to the Registrant's 1999 Annual Report to Shareholders:

                           (a) Independent Auditor's Report dated February 17, 2000.

                           (b) Consolidated Statements of Financial Condition for the years ended December 31, 1999 and 1998.

                           (c) Consolidated Statements of Operations for the years ended December 31, 1999 and 1998.

                           (d) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1999 and 1998.

                           (e) Consolidated Statements of Cash Flows for the years ended December 31, 1999 and 1998.

                           (f)      Notes to Consolidated Financial Statements.

                  (2)      FINANCIAL STATEMENT SCHEDULES.

                           All financial statement schedules are omitted as substantially all the required information is contained in the Registrant's financial statements listed above which are incorporated herein by reference or is not applicable.

                  (3)      EXHIBITS.

                           The following exhibits are filed herewith or incorporated herein by reference.


                           EXHIBIT
                            NUMBER   DESCRIPTION OF EXHIBIT
                            ------   ----------------------

                            3 (a)    Registrant's Articles of Incorporation *

                            3 (b)    Registrant's Bylaws *

                             13 1999 Annual Report to Shareholders (filed herewith)

                             20      Registrant's Definitive Proxy Statement **

                             27      Financial Data Schedule (filed herewith)

                  * Incorporated by reference from exhibits to Registrant's Registration Statement on Form SB-2 (File No. 333-42151)

                  **  To be filed with the Commission pursuant to Rule 14a-6(b).

         (B)      REPORTS ON FORM 8-K.

                  During the last quarter of fiscal year 1999, the Registrant filed a report on Form 8-K regarding the Registrant's authorization by its Board of Directors on September 9, 1999 to issue 37,029 shares of its $1.00 par value Common Stock permitted under the Management Recognition Plan. The report also concerned the Registrant's declaration on September 9, 1999, of a one time return of capital dividend of $3.50 per share of Common Stock, payable on October 8, 1999. The only exhibit filed with the report was a press release describing the return of capital dividend.

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



March 30, 2000                            /s/ Stephen R. Talbert
                                          ----------------------
                                          Stephen R. Talbert
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Stephen R. Talbert                                 March 30, 2000
----------------------
Stephen R. Talbert, President,
Chief Executive Officer and Director


/s/ Lisa Blalock Ashley                                March 30, 2000
-----------------------
Lisa Blalock Ashley, Chief Financial Officer


/s/ Henry H. Land                                      March 30, 2000
-----------------
Henry H. Land, Director


/s/ John A. Drye                                       March 30, 2000
----------------
John A. Drye, Director


/s/Susan Linn Norvell                                  March 30, 2000
---------------------
Susan Linn Norvell, Director


/s/ Lynne Scott Safrit                                 March 30, 2000
 ---------------------
Lynne Scott Safrit, Director

                                  EXHIBIT INDEX
                                  -------------




                       EXHIBIT
                        NUMBER            DESCRIPTION
                        ------            -----------

                          13              1999 Annual Report to Shareholders

                          27              Financial Data Schedule