Form 10QSB
period 2000-03-31
BOC FINANCIAL CORP
filed 2000-05-12
CIK 1050893

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                  FORM 10-QSB


               [ X ] Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2000


                    [ ] Transition Report Under Section 13
                         or 15(d) of the Exchange Act

               For the transition period ended
                                               -----------------


                         Commission File Number 0-24245
                                                -------

                               BOC FINANCIAL CORP.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               North Carolina                                    56-6511744
--------------------------------------------              ----------------------
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
Yes   X    No
    -----     -----

As of May 5, 2000, 805,000 shares of the issuer's common stock, $1.00 par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 10 pages.

                                                                        Page No.
                                                                        --------
Part I.  FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

             Consolidated Statements of Financial Condition
             March 31, 2000 and December 31, 1999........................     3

             Consolidated Statements of Operations
             Three Months Ended March 31, 2000 and 1999..................     4

             Consolidated Statements of Cash Flows
             Three Months Ended March 31, 2000 and 1999..................     5

             Notes to Consolidated Financial Statements..................     6

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................     7

Part II. Other Information

             Item 6. Exhibits and Reports on Form 8-K....................     9

PART I. FINANCIAL INFORMATION
Item 1 - Financial Statements
-----------------------------

                                                BOC FINANCIAL CORP. AND SUBSIDIARY
                                          Consolidated Statements of Financial Condition
------------------------------------------------------------------------------------------------------------------------------------


                                                                                    March 31,
                                                                                      2000           December 31,
                                                                                   (Unaudited)           1999*
                                                                                 --------------     ---------------
                                                                                          (In Thousands)
ASSETS

Cash on hand and in banks                                                        $          569     $           569
Interest-bearing balances in other banks                                                    212               2,556
Federal funds sold                                                                          611               1,268
Investment securities available for sale, at fair value                                   4,868               5,366
Loans receivable, net                                                                    23,610              21,100
Accrued interest receivable                                                                 103                  75
Premises and equipment, net                                                                 967                 969
Stock in the Federal Home Loan Bank, at cost                                                182                 175
Other assets                                                                                242                 232
                                                                                 --------------     ---------------

                                                                TOTAL ASSETS     $       31,364     $        32,310
                                                                                 ==============     ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposit accounts                                                                 $       23,145     $        22,147
Advance payments from borrowers for property taxes and insurance                              -               1,900
Dividends payable                                                                            32                  37
Accrued expenses and other liabilities                                                      139                 182
                                                                                 --------------     ---------------

                                                           TOTAL LIABILITIES             23,316              24,266
                                                                                 --------------     ---------------

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares
   authorized, no shares issued and outstanding                                               -                   -
Common stock, $1 par value, 9,000,000 shares
   authorized, 805,000 shares issued and outstanding                                        805                 805
Additional paid-in capital                                                                4,297               4,297
Unearned compensation                                                                    (1,558)             (1,584)
Accumulated other comprehensive income:
   Unrealized holding gains (losses)                                                        (85)                (69)
Retained earnings, substantially restricted                                               4,589               4,595
                                                                                 ----------------------------------

                                                  TOTAL STOCKHOLDERS' EQUITY              8,048               8,044
                                                                                 --------------     ---------------

                                                                                 $       31,364     $        32,310
                                                                                 ==============     ===============

*Derived from audited financial statements.

See accompanying notes.

                                                BOC FINANCIAL CORP. AND SUBSIDIARY
                                         Consolidated Statements of Operations (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------


                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                 ----------------------------------
                                                                                      2000               1999
                                                                                 --------------     ---------------
                                                                                  (In thousands, except share data)
INTEREST INCOME
    Loans                                                                        $          453     $           348
    Investments                                                                              86                  55
    Deposits in other banks and federal funds sold                                           27                 108
                                                                                 --------------     ---------------

                                                       TOTAL INTEREST INCOME                566                 511
                                                                                 --------------     ---------------
INTEREST EXPENSE
    Deposits                                                                                278                 233
    Borrowings                                                                                5                   -
                                                                                 --------------     ---------------

                                                      TOTAL INTEREST EXPENSE                283                 233
                                                                                 --------------     ---------------

                                                         NET INTEREST INCOME                283                 278


PROVISION FOR LOAN LOSSES                                                                     -                   -
                                                                                 --------------     ---------------

                                                   NET INTEREST INCOME AFTER
                                                   PROVISION FOR LOAN LOSSES                283                 278
                                                                                 --------------     ---------------

OTHER INCOME                                                                                  8                   4
                                                                                 --------------     ---------------

OTHER EXPENSES
   Personnel costs                                                                          157                  96
   Occupancy                                                                                 27                  14
   Data processing and outside service fees                                                  13                  14
   Deposit insurance premiums                                                                 1                   3
   Other                                                                                     45                  46
                                                                                 --------------     ---------------

                                                        TOTAL OTHER EXPENSES                243                 173
                                                                                 --------------     ---------------

       INCOME BEFORE INCOME TAXES                                                            48                 109

PROVISION FOR INCOME TAXES                                                                   14                  37
                                                                                 --------------     ---------------

                                                                  NET INCOME     $           34     $            72
                                                                                 ==============     ===============

NET INCOME PER COMMON SHARE
   Basic and diluted                                                             $          .05     $          .09
                                                                                 ==============     ==============

WEIGHTED AVERAGE SHARES OUTSTANDING                                                     737,947             809,115
                                                                                 ==============     ===============

CASH DIVIDEND PER SHARE                                                          $          .05     $             -
                                                                                 ==============     ===============

See accompanying notes.

                                                BOC FINANCIAL CORP. AND SUBSIDIARY
                                         Consolidated Statements of Cash Flows (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------


                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                     ------------------------------
                                                                                         2000             1999
                                                                                     -------------    -------------
                                                                                             (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                        $          34    $          72
   Adjustments to reconcile net income to net cash provided
    (used) by operating activities:
     Depreciation                                                                                7                7
     Amortization of unearned compensation                                                      26                -
     Deferred compensation                                                                       4                8
     Change in assets and liabilities:
       (Increase) decrease in accrued interest receivable                                      (28)               1
       Increase in other assets                                                                 (3)             (34)
       Decrease in accrued expenses and other liabilities                                      (47)              (4)
                                                                                     -------------    -------------

                                                         NET CASH PROVIDED (USED)
                                                          BY OPERATING ACTIVITIES               (7)              50
                                                                                     -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net (increase) decrease in interest-bearing balances in other banks                       2,344              (90)
   Net (increase) decrease in federal funds sold                                               657           (1,080)
   Purchases of available for sale investment securities                                      (250)            (500)
   Proceeds from maturities and sale of available for sale securities                          725            1,250
   Purchase of Federal Home Loan Bank Stock                                                     (7)               -
   Net (increase) decrease in loans                                                         (2,510)             449
   Purchases of premises and equipment                                                          (5)            (646)
                                                                                     --------------   --------------

                                                         NET CASH PROVIDED (USED)
                                                          BY INVESTING ACTIVITIES              954             (617)
                                                                                     -------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net decrease in demand accounts                                                            (752)            (134)
   Net increase in certificates of deposit                                                   1,750              608
   Repayment of borrowings                                                                  (1,900)               -
   Net increase (decrease) in advance payments from borrowers
     for taxes and insurance                                                                    (5)               7
   Cash dividends paid                                                                         (40)               -
                                                                                     -------------    -------------

                                                         NET CASH PROVIDED (USED)
                                                          BY FINANCING ACTIVITIES             (947)             481
                                                                                     -------------    -------------

                           NET INCREASE (DECREASE) IN
                                                        CASH ON HAND AND IN BANKS                -              (86)

CASH ON HAND AND IN BANKS, BEGINNING                                                           569              426
                                                                                     -------------    -------------

                                                CASH ON HAND AND IN BANKS, ENDING    $         569    $         340
                                                                                     =============    =============

See accompanying notes.

                       BOC FINANCIAL CORP. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2000 and 1999, in conformity with generally accepted accounting principles. The financial statements include the accounts of BOC Financial Corp. (the "Company") and its wholly-owned subsidiary, Bank of the Carolinas (the "Bank"). Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the financial statements filed as part of BOC Financial Corp.'s 1999 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

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

Comparison of Financial Condition at March 31, 2000 and December 31, 1999


During the three months ended March 31, 2000, total assets decreased by $946,000, from $32.3 million to $31.4 million. This decrease occurred principally as a result of the repayment in mid-January of borrowings of $1.9 million that had been outstanding as of the beginning of the quarter. An increase of $1.0 million in customer deposits, combined with a decrease in liquid assets aggregating $3.5 million, were the primary sources of funding for the repayment of borrowings and for an increase of $2.5 million in net loans receivable, as loan demand was strong during the quarter.


Comparison of Results of Operations for the Three Months Ended March 31, 2000 and 1999

Net income for the three months ended March 31, 2000 was $34,000 or $.05 per share as compared with net income of $72,000 or $.09 per share for the quarter ended March 31, 1999, a decrease of $38,000 or $.04 per share. Net interest income for the current quarter was $283,000, a decrease of $50,000 from the corresponding amount for the quarter ended March 31, 1999. This decrease relates principally to a reduction in interest earning assets that resulted from the Company's stock repurchase activities after March 31, 1999, to the acquisition in 1999 of real property for a future branch addition, and to the payment on October 8, 1999 of the $3.50 per share special dividend that aggregated $2.8 million. The effect of this overall decrease in interest-earning assets has been largely offset by a shift in asset concentrations from lower-yielding liquid investments to higher-yielding loans. Non-interest expenses increased from $173,000 for the quarter ended March 31, 1999 to $243,000 for the quarter ended March 31, 2000. Personnel costs have risen by $61,000, partially as a result of costs of $18,000 recognized in connection with the Company's MRP. A larger element of the increase in personnel costs, as well as the increase of $13,000 in occupancy costs, relates to the Company's loan origination office in Concord, where overall operating costs continue to substantially exceed revenues.

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

At March 31, 2000, liquid assets comprise 20% of total assets. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

At March 31, 2000, both the Company and the Bank substantially exceed all applicable regulatory capital requirements.

The Year 2000

Consistent with information reported in the 1999 Annual Report to Shareholders, the Bank's business has continued without adverse impact from the Year 2000 date change. The Bank is continuing to monitor this situation, both internally and externally, to assure that no significant problems develop.

Part II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits.

                 (27)  Financial data schedule

            (b)  Reports on Form 8-K.

                 No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               BOC FINANCIAL CORP.


Date:   May 11, 2000           By: /s/ Stephen R. Talbert
                                   -------------------------------------
                                   Stephen R. Talbert
                                   Chief Executive Officer



Date:   May 11, 2000           By: /s/ Lisa B. Ashley
                                   -------------------------------------
                                   Lisa B. Ashley
                                   Chief Financial Officer