Form 10QSB
period 2000-06-30
BOC FINANCIAL CORP
filed 2000-08-11
CIK 1050893

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


                 [X] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000


                     [_] Transition Report Under Section 13
                          or 15(d) of the Exchange Act

            For the transition period ended ________________________


                     Commission File Number      0-24245
                                           -------------------

                               BOC FINANCIAL CORP.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           North Carolina                                      56-6511744
--------------------------------------                 -------------------------
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

As of August 7, 2000, 805,000 shares of the issuer's common stock, $1.00 par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 10 pages.

                                                                        Page No.
                                                                        --------

Part I.  FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

             Consolidated Statements of Financial Condition
             June 30, 2000 and December 31, 1999...............................3

             Consolidated Statements of Operations
             Three Months and Six Months Ended June 30, 2000 and 1999..........4

             Consolidated Statements of Cash Flows
             Six Months Ended June 30, 2000 and 1999...........................5

             Notes to Consolidated Financial Statements........................6

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................7

Part II. Other Information

             Item 4.  Submission of Matters to a Vote of Securities Holders....9

             Item 6.  Exhibits and Reports on Form 8-K.........................9

Part I.  Financial Information
Item 1 - Financial Statements
-----------------------------

                       BOC FINANCIAL CORP. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
--------------------------------------------------------------------------------

                                                                                       June 30, 2000          December 31,
                                                                                        (Unaudited)             1999*
                                                                                     ---------------      ----------------
                                                                                                   (In Thousands)
ASSETS
Cash on hand and in banks                                                            $         1,013      $            569
Interest-bearing balances in other banks                                                         211                 2,556
Federal funds sold                                                                             1,382                 1,268
Investment securities available for sale, at fair value                                        4,435                 5,366
Loans receivable, net                                                                         24,524                21,100
Accrued interest receivable                                                                       99                    75
Premises and equipment, net                                                                      981                   969
Stock in the Federal Home Loan Bank, at cost                                                     182                   175
Other assets                                                                                     197                   232
                                                                                     ---------------      ----------------
                                                                     TOTAL ASSETS    $        33,024      $         32,310
                                                                                     ===============      ================
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposit accounts                                                                     $        23,736      $         22,147
Borrowings                                                                                     1,000                 1,900
Advance payments from borrowers for property taxes and insurance                                  42                    37
Accrued expenses and other liabilities                                                           161                   182
                                                                                     ---------------      ----------------
                                                                TOTAL LIABILITIES             24,939                24,266
                                                                                     ---------------      ----------------
STOCKHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares
   authorized, no shares issued and outstanding                                                    -                     -
Common stock, $1 par value, 9,000,000 shares
   authorized, 805,000 shares issued and outstanding                                             805                   805
Additional paid-in capital                                                                     4,297                 4,297
Unearned compensation                                                                         (1,532)               (1,584)
Accumulated other comprehensive income:
   Unrealized holding gains (losses)                                                             (73)                  (69)
Retained earnings, substantially restricted                                                    4,588                 4,595
                                                                                     ---------------      ----------------
                                                       TOTAL STOCKHOLDERS' EQUITY              8,085                 8,044
                                                                                     ---------------      ----------------
                                                                                     $        33,024      $         32,310
                                                                                     ===============      ================

*Derived from audited financial statements.

See accompanying notes.

                       BOC FINANCIAL CORP. AND SUBSIDIARY
                Consolidated Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                       Three Months Ended                Six Months Ended
                                                             June 30,                         June 30,
                                                      2000          1999              2000           1999
                                                    ---------    ---------          ---------      ---------
                                                                (In Thousands, except per share data)
INTEREST INCOME
    Loans                                           $     503    $     354          $     956      $     702
    Investments                                            84           48                170            103
    Deposits in other banks and
       federal funds sold                                  14          121                 41            229
                                                    ---------    ---------          ---------      ---------
                          TOTAL INTEREST INCOME           601          523              1,167          1,034
                                                    ---------    ---------          ---------      ---------
INTEREST EXPENSE
   Deposits                                               292          249                570            482
   Borrowings                                              14            -                 19              -
                                                    ---------    ---------          ---------      ---------
                         TOTAL INTEREST EXPENSE           306          249                589            482
                                                    ---------    ---------          ---------      ---------
                            NET INTEREST INCOME           295          274                578            552

PROVISION FOR LOAN LOSSES                                   3            -                  3              -
                                                    ---------    ---------          ---------      ---------
                      NET INTEREST INCOME AFTER
                      PROVISION FOR LOAN LOSSES           292          274                575            552
                                                    ---------    ---------          ---------      ---------
OTHER INCOME (LOSS)                                        (3)           4                  5              8
                                                    ---------    ---------          ---------      ---------
OTHER EXPENSES
   Personnel costs                                        139          107                296            203
   Occupancy                                               24           23                 51             37
   Data processing and outside service fees                14           11                 27             25
   Deposit insurance premiums                               1            3                  2              6
   Other                                                   59           76                104            122
                                                    ---------    ---------          ---------      ---------
                           TOTAL OTHER EXPENSES           237          220                480            393
                                                    ---------    ---------          ---------      ---------
       INCOME BEFORE INCOME TAXES                          52           58                100            167

PROVISION FOR INCOME TAXES                                 16           19                 30             56
                                                    ---------    ---------          ---------      ---------
                                     NET INCOME     $      36    $      39          $      70      $     111
                                                    =========    =========          =========      =========
NET INCOME PER COMMON SHARE
   Basic and diluted                                $    0.05    $    0.05          $    0.10      $    0.14
                                                    =========    =========          =========      =========
WEIGHTED AVERAGE SHARES
    OUTSTANDING                                       738,812      787,566            738,380        798,700
                                                    =========    =========          =========      =========
CASH DIVIDEND PER SHARE                             $    0.05    $    0.05          $    0.10      $    0.05
                                                    =========    =========          =========      =========

See accompanying notes.

                       BOC FINANCIAL CORP. AND SUBSIDIARY
                Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                     ------------------------------
                                                                                         2000             1999
                                                                                     -------------    -------------
                                                                                             (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                        $          70    $         111
   Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
     Depreciation                                                                               14                7
     Loss on sale of assets, net                                                                13                -
     Provision for loan losses                                                                   3                -
     Amortization of unearned compensation                                                      52               16
     Deferred compensation                                                                       8               17
     Change in assets and liabilities:
       (Increase) decrease  in accrued interest receivable                                     (24)              14
       (Increase) decrease in other assets                                                      37              (84)
       Decrease in accrued expenses and other liabilities                                      (29)             (94)
                                                                                     -------------    -------------
                                                         NET CASH PROVIDED (USED)
                                                          BY OPERATING ACTIVITIES              144              (13)
                                                                                     -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Net (increase) decrease in interest-bearing balances in other banks                       2,345             (195)
   Net increase in federal funds sold                                                         (114)            (400)
   Purchases of available for sale investment securities                                      (550)          (3,000)
   Proceeds from maturities and sale of available for sale securities                        1,462            2,250
   (Purchase) redemption of Federal Home Loan Bank Stock                                        (7)              12
   Net (increase) decrease in loans                                                         (3,427)             232
   Purchases of premises and equipment                                                         (26)            (660)
                                                                                     -------------    -------------
                                                                 NET CASH USED BY
                                                             INVESTING ACTIVITIES             (317)          (1,761)
                                                                                     -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in demand accounts                                               (2,879)             433
   Net increase in certificates of deposit                                                   4,468            2,007
   Net decrease in borrowings                                                                 (900)               -
   Net increase in advance payments from borrowers
     for taxes and insurance                                                                     5               34
   Cash dividends paid                                                                         (77)             (40)
   Repurchase of common shares                                                                   -             (729)
                                                                                     -------------    -------------

                                                                NET CASH PROVIDED
                                                          BY FINANCING ACTIVITIES              617            1,705
                                                                                     -------------    -------------
                                                       NET INCREASE (DECREASE) IN
                                                        CASH ON HAND AND IN BANKS              444              (69)

                                             CASH ON HAND AND IN BANKS, BEGINNING              569              426
                                                                                     -------------    -------------
                                                CASH ON HAND AND IN BANKS, ENDING    $       1,013    $         357
                                                                                     =============    =============

See accompanying notes

                       BOC FINANCIAL CORP. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2000 and 1999, in conformity with generally accepted accounting principles. The financial statements include the accounts of BOC Financial Corp. (the "Company") and its wholly-owned subsidiary, Bank of the Carolinas (the "Bank"). Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.

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

Comparison of Financial Condition at June 30, 2000 and December 31, 1999

During the six months ended June 30, 2000, total assets increased by $714,000, from $32.3 million to $33.0 million. This increase occurred principally as a result of an increase of $1.6 million in customer deposits. This deposit increase, combined with decreases of $1.8 million and $931,000, respectively, in liquid assets and investment securities available for sale were the primary sources of funding for the repayment of $900,000 of borrowings and for an increase of $3.4 million in net loans receivable, as loan demand was strong during the six months.

Comparison of Results of Operations for the Three Months Ended June 30, 2000 and 1999

Net income for the three months ended June 30, 2000 was $36,000 or $.05 per share as compared with net income of $39,000, also $.05 per share, for the quarter ended June 30, 1999, a decrease of $3,000. Net interest income for the current quarter was $295,000, an increase of $21,000 from the corresponding amount for the quarter ended June 30, 1999. This increase in net interest income occurred because higher yields on interest-earning assets more than offset a reduction of nearly $3.6 million in the average balance of net interest-earning assets outstanding during the current quarter as compared with the quarter ended June 30, 1999. The decrease in average net interest earning assets relates principally to a reduction in interest earning assets that resulted from the Company's stock repurchase activities after June 30, 1999, to the acquisition in 1999 of real property for a future branch addition, and to the payment on October 8, 1999 of the $3.50 per share special dividend that aggregated $2.8 million. The increase in yields resulted from a shift in asset concentrations from lower-yielding liquid investments to higher-yielding loans. Non-interest expenses increased from $220,000 for the quarter ended June 30, 1999 to $237,000 for the quarter ended June 30, 2000. Personnel costs increased by $32,000, partially as a result of costs of $18,000 recognized in connection with the Company's MRP, and also as a result of the Company's loan origination office in Concord, where overall operating costs continue to substantially exceed revenues. The increase in personnel costs was partially offset by a decrease of $17,000 in other expenses.

Comparison of Results of Operations for the Six Months Ended June 30, 2000 and 1999

Net income for the six months ended June 30, 2000 was $70,000 or $.10 per share as compared with net income of $111,000 or $.14 per share for the six months ended June 30, 1999, a decrease of $41,000 or $.04 per share. Net interest income for the current six months period was $578,000, an increase of $26,000 from the corresponding amount for the six months ended June 30, 1999. This increase in net interest income occurred because higher yields on interest-earning assets more than offset a reduction of nearly $4.7 million in the average balance of net interest-earning assets outstanding during the current six months as compared with the six months ended June 30, 1999. The decrease in average net interest earning assets relates principally to a reduction in interest earning assets that resulted from the Company's stock repurchase activities after June 30, 1999, to the acquisition in 1999 of real property for a future branch addition, and to the payment on October 8, 1999 of the $3.50 per share special dividend that aggregated $2.8 million. The increase in yields resulted from a shift in asset concentrations from lower-yielding liquid investments to higher-yielding loans. Non-interest expenses increased from $393,000 for the six months ended June 30, 1999 to $480,000 for the six months ended June 30, 2000. Personnel costs increased by $93,000, partially as a result of costs of $36,000 recognized in connection with the Company's MRP. An additional element of the increase in personnel costs, as well as the increase of $14,000 in occupancy costs, relates to the Company's loan origination office in Concord, where overall operating costs continue to exceed revenues. The increases in personnel and occupancy costs were partially offset by a decrease of $18,000 in other expenses.

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

At June 30, 2000, liquid assets comprise 21% of total assets. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

At June 30, 2000, both the Company and the Bank substantially exceed all applicable regulatory capital requirements.

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 9, 2000 Of 805,000 shares entitled to vote at the meeting, 633,788 voted. The following matters were voted on at the meeting:

1.   Election of five Directors
          John A. Drye, Henry H. Land, Susan Linn Norvell, Lynne Scott Safrit and Stephen R. Talbert were elected to serve one year terms as directors with at least 601,138 shares or 94.8% of the shares voted in favor.

2. Ratification of Dixon Odom PLLC as independent public accountants for 2000. Ratified with 589,288 or 93.0% of the shares voted.

Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits.

               (27) Financial data schedule

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        BOC FINANCIAL CORP.


Date: August 8, 2000                    By: /s/ Stephen R. Talbert
                                           -------------------------------------
                                            Stephen R. Talbert
                                            Chief Executive Officer



Date: August 8, 2000                    By: /s/ Lisa B. Ashley
                                           -------------------------------------
                                            Lisa B. Ashley
                                            Chief Financial Officer