Form 10QSB
period 2000-09-30
BOC FINANCIAL CORP
filed 2000-11-13
CIK 1050893

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


                [ X ] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000


                     [ ] Transition Report Under Section 13
                          or 15(d) of the Exchange Act

                For the transition period ended
                                                ----------------


                         Commission File Number 0-24245
                                                ----------------

                               BOC FINANCIAL CORP.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           North Carolina                               56-6511744
  --------------------------------           --------------------------------
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

As of November 6, 2000, 805,000 shares of the issuer's common stock, $1.00 par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 10 pages.

                                                                                                   Page No.
                                                                                                   --------
Part I.  FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

           Consolidated Statements of Financial Condition
           September 30, 2000 and December 31, 1999................................................   3

           Consolidated Statements of Operations
           Three Months and Nine Months Ended September 30, 2000 and 1999..........................   4

           Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 2000 and 1999...........................................   5

           Notes to Consolidated Financial Statements..............................................   6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.....   7

Part II. Other Information

           Item 6.  Exhibits and Reports on Form 8-K...............................................   9

Part I.  Financial Information
Item 1 - Financial Statements
-----------------------------

                       BOC FINANCIAL CORP. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
--------------------------------------------------------------------------------

                                                                                       September 30,
                                                                                           2000               December 31,
                                                                                        (Unaudited)             1999*
                                                                                     ----------------     ----------------
                                                                                               (In Thousands)
ASSETS

Cash on hand and in banks                                                            $           527      $            569
Interest-bearing balances in other banks                                                         408                 2,556
Federal funds sold                                                                             1,328                 1,268
Investment securities available for sale, at fair value                                        4,988                 5,366
Loans receivable, net                                                                         24,988                21,100
Accrued interest receivable                                                                      111                    75
Premises and equipment, net                                                                    1,019                   969
Stock in the Federal Home Loan Bank, at cost                                                     182                   175
Other assets                                                                                     173                   232
                                                                                     ---------------      ----------------

                                                                     TOTAL ASSETS    $        33,724      $         32,310
                                                                                     ===============      ================
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposit accounts                                                                     $        24,841      $         22,147
Borrowings                                                                                       500                 1,900
Advance payments from borrowers for property taxes and insurance                                  44                    37
Accrued expenses and other liabilities                                                           179                   182
                                                                                     ---------------      ----------------

                                                                TOTAL LIABILITIES             25,564                24,266
                                                                                     ---------------      ----------------

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares
   authorized, no shares issued and outstanding                                                    -                     -
Common stock, $1 par value, 9,000,000 shares
   authorized, 805,000, issued and outstanding                                                   805                   805
Additional paid-in capital                                                                     4,284                 4,297
Unearned compensation                                                                         (1,506)               (1,584)
Accumulated other comprehensive income:
   Unrealized holding gains (losses)                                                             (40)                  (69)
Retained earnings, substantially restricted                                                    4,617                 4,595
                                                                                     ---------------      ----------------

                                                       TOTAL STOCKHOLDERS' EQUITY              8,160                 8,044
                                                                                     ---------------      ----------------

                                                                                     $        33,724      $         32,310
                                                                                     ===============      ================

*Derived from audited financial statements.

See accompanying notes.

                       BOC FINANCIAL CORP. AND SUBSIDIARY
                Consolidated Statements of Operations (Unaudited)
--------------------------------------------------------------------------------


                                                      Three Months Ended                   Nine Months Ended
                                                         September 30,                       September 30,
                                                 -----------------------------      -------------------------------
                                                     2000             1999              2000              1999
                                                 ------------    -------------      -------------     -------------
                                                                           (In Thousands)
INTEREST INCOME
    Loans                                     $           549    $         362      $       1,505    $        1,064
    Investments                                            82               77                252               180
    Deposits in other banks and
       federal funds sold                                  33              101                 74               330
                                                 ------------    -------------      -------------    --------------

                          TOTAL INTEREST INCOME           664              540              1,831             1,574
                                                 ------------    -------------      -------------    --------------

INTEREST EXPENSE
   Deposits                                               350              266                920               748
   Borrowings                                              15                -                 34                 -
                                                 ------------    -------------      -------------    --------------

                         TOTAL INTEREST EXPENSE           365              266                954               748
                                                 ------------    -------------      -------------    --------------

                            NET INTEREST INCOME           299              274                877               826

PROVISION FOR LOAN LOSSES                                   3                -                  6                 -
                                                 ------------    -------------      -------------    --------------

                      NET INTEREST INCOME AFTER
                      PROVISION FOR LOAN LOSSES           296              274                871               826
                                                 ------------    -------------      -------------    --------------

OTHER INCOME                                               16                1                 21                 9
                                                 ------------    -------------      -------------    --------------

OTHER EXPENSES
   Personnel costs                                        130              122                426               325
   Occupancy                                               22               22                 73                59
   Data processing and outside service fees                13               11                 40                36
   Deposit insurance premiums                               1                3                  3                 9
   Other                                                   69               83                173               205
                                                 ------------    -------------      -------------    --------------

                           TOTAL OTHER EXPENSES           235              241                715               634
                                                 ------------    -------------      -------------    --------------

       INCOME BEFORE INCOME TAXES                          77               34                177               201

PROVISION FOR INCOME TAXES                                 15                9                 45                65
                                                 ------------    -------------      -------------    --------------

                                     NET INCOME  $         62    $          25      $         132    $          136
                                                 ============    =============      =============    ==============

NET INCOME PER COMMON SHARE
   Basic and diluted                             $       0.08    $        0.03      $        0.18    $         0.18
                                                 ============    =============      =============    ==============

WEIGHTED AVERAGE SHARES
    OUTSTANDING                                       739,676          719,042            738,812           772,996
                                                 ============    =============      =============    ==============

CASH DIVIDEND PER SHARE                          $       0.05    $        0.05      $        0.15    $         0.10
                                                 ============    =============      =============    ==============



See accompanying notes.

                       BOC FINANCIAL CORP. AND SUBSIDIARY
                Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------


                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                     ------------------------------
                                                                                         2000             1999
                                                                                     -------------    -------------
                                                                                             (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                        $         132    $         136
   Adjustments to reconcile net income to net cash provided
    (used) by operating activities:
     Depreciation                                                                               21               22
     Loss on sale of assets, net                                                                13                -
     Provision for loan losses                                                                   6                -
     Amortization of unearned compensation                                                      66               30
     Deferred compensation                                                                      13               18
     Change in assets and liabilities:
       Increase in accrued interest receivable                                                 (36)             (35)
       (Increase) decrease in other assets                                                      41              (77)
       Decrease in accrued expenses and other liabilities                                      (16)            (138)
                                                                                     -------------    -------------

                                                        NET CASH PROVIDED (USED)
                                                          BY OPERATING ACTIVITIES              240              (44)
                                                                                     -------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net decrease in interest-bearing balances in other banks                                  2,148            1,921
   Net (increase) decrease in federal funds sold                                               (60)             455
   Purchases of available for sale investment securities                                    (1,050)          (4,000)
   Proceeds from maturities and sale of available for sale securities                        1,462            2,250
   (Purchase) redemption of Federal Home Loan Bank Stock                                        (7)              12
   Net increase in loans                                                                    (3,894)            (943)
   Purchases of premises and equipment                                                         (71)            (673)
                                                                                     -------------    -------------

                                                                 NET CASH USED BY
                                                             INVESTING ACTIVITIES           (1,472)            (978)
                                                                                     -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in demand accounts                                               (3,527)             120
   Net increase in certificates of deposit                                                   6,221            2,084
   Net decrease in borrowings                                                               (1,400)               -
   Net increase in advance payments from borrowers
     for taxes and insurance                                                                     7               11
   Cash dividends paid                                                                        (111)             (77)
   Repurchase of common shares                                                                   -           (1,084)
                                                                                     -------------    -------------


                                                             NET CASH PROVIDED BY
                                                             FINANCING ACTIVITIES            1,190            1,054
                                                                                     -------------    -------------

                                                       NET INCREASE (DECREASE) IN
                                                        CASH ON HAND AND IN BANKS              (42)              32

CASH ON HAND AND IN BANKS, BEGINNING                                                           569              426
                                                                                     -------------    -------------

                                                CASH ON HAND AND IN BANKS, ENDING    $         527    $         458
                                                                                     =============    =============

See accompanying notes.

                       BOC FINANCIAL CORP. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2000 and 1999, in conformity with generally accepted accounting principles. The financial statements include the accounts of BOC Financial Corp. (the "Company") and its wholly-owned subsidiary, Bank of the Carolinas (the "Bank"). Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.

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

Comparison of Financial Condition at September 30, 2000 and December 31, 1999

During the nine months ended September 30, 2000, total assets increased by $1.4 million, from $32.3 million to $33.7 million. This increase occurred principally as a result of an increase of $2.7 million in customer deposits. This deposit increase, combined with decreases of $2.1 million and $378,000, respectively, in liquid assets and investment securities available for sale were the primary sources of funding for the repayment of $1.4 million of borrowings and for an increase of $3.9 million in net loans receivable, as loan demand was strong during the nine months.

Comparison of Results of Operations for the Three Months Ended September 30, 2000 and 1999

Net income for the three months ended September 30, 2000 was $62,000 or $.08 per share as compared with net income of $25,000, or $.03 per share, for the quarter ended September 30, 1999, an increase of $37,000 or $.05 per share. Net interest income for the current quarter was $299,000, an increase of $25,000 from the corresponding amount for the quarter ended September 30, 1999. This increase in net interest income occurred because higher yields on interest-earning assets more than offset a reduction of nearly $3.3 million in the average balance of net interest-earning assets outstanding during the current quarter as compared with the quarter ended September 30, 1999. The decrease in average net interest earning assets relates principally to a reduction in interest earning assets that resulted from the payment on October 8, 1999 of the $3.50 per share special dividend that aggregated $2.8 million. The increase in yields resulted from a shift in asset concentrations from lower-yielding liquid investments to higher-yielding loans. Non-interest expenses decreased from $241,000 for the quarter ended September 30, 1999 to $235,000 for the quarter ended September 30, 2000. Personnel costs increased by $8,000, partially as a result of costs of $18,000 recognized in connection with the Company's MRP, and also as a result of the Company's loan origination office in Concord, where overall operating costs continue to substantially exceed revenues. An increase of $8,000 in personnel costs was more than offset by a decrease of $14,000 in other expenses.

Comparison of Results of Operations for the Nine Months Ended September 30, 2000 and 1999

Net income for the nine months ended September 30, 2000 was $132,000 or $.18 per share as compared with net income of $136,000, also $.18 per share, for the nine months ended September 30, 1999, a decrease of $4,000. Net interest income for the current nine months period was $877,000, an increase of $51,000 from the corresponding amount for the nine months ended September 30, 1999. This increase in net interest income occurred because higher yields on interest-earning assets more than offset a reduction of nearly $4.2 million in the average balance of net interest-earning assets outstanding during the current nine months as compared with the nine months ended September 30, 1999. The decrease in average net interest earning assets relates principally to a reduction in interest earning assets that resulted from the Company's stock repurchase activities during 1999, to the acquisition in 1999 of real property for a future branch addition, and to the payment on October 8, 1999 of the $3.50 per share special dividend that aggregated $2.8 million. The increase in yields resulted from a shift in asset concentrations from lower-yielding liquid investments to higher-yielding loans. Non-interest expenses increased from $634,000 for the nine months ended September 30, 1999 to $715,000 for the nine months ended September 30, 2000. Personnel costs increased by $101,000, partially as a result of costs of $53,000 recognized in connection with the Company's MRP. An additional element of the increase in personnel costs, as well as the increase of $14,000 in occupancy costs, relates to the Company's loan origination office in Concord, where overall operating costs continue to exceed revenues. The increases in personnel and occupancy costs were partially offset by a decrease of $32,000 in other expenses.

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

At September 30, 2000, liquid assets comprise 22% of total assets. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

At September 30, 2000, both the Company and the Bank substantially exceed all applicable regulatory capital requirements.

Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

              (27) Financial data schedule

         (b)  Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   BOC FINANCIAL CORP.


Date:   November 7, 2000           By:   /s/ Stephen R. Talbert
                                         ---------------------------------------
                                         Stephen R. Talbert
                                         Chief Executive Officer



Date:   November 7, 2000           By:   /s/ Lisa B. Ashley
                                         ---------------------------------------
                                         Lisa B. Ashley
                                         Chief Financial Officer