Form 10KSB
period 2000-12-31
BOC FINANCIAL CORP
filed 2001-04-02
CIK 1050893

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                        ANNUAL REPORT UNDER SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED DECEMBER 31, 2000

                         Commission File Number: 0-24245
                                                 -------

                               BOC FINANCIAL CORP.
             (Exact Name of Registrant as specified in its charter)

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

                                 (800) 543-7250
                                 --------------
              (Registrant's telephone number, including area code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for the year ended December 31, 2000 were $2,567,192.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at December 31, 2000 was approximately $ 3,505,120.50.

The number of shares of the Registrant's Common Stock outstanding on December 31, 2000 was 805,000.

                      Documents Incorporated by Reference:

         1. Portions of Annual Report to Shareholders for the Fiscal Year Ended December 31, 2000 (Part II).

         2. Proxy Statement for the 2001 Annual Meeting of Shareholders (Part III).

Transitional Small Business Disclosure Format               Yes [ ]    No  [X]

                        FORM 10-KSB CROSS REFERENCE INDEX

As indicated below, portions of (i) the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2000, and (ii) the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2001, filed with the Securities and Exchange Commission via EDGAR are incorporated by reference into Parts II and III of this Report.

Key

AR          Annual Report to Shareholders for the fiscal year ended
            December 31, 2000.

Proxy Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2001.

10-KSB      10-KSB for the year ended December 31, 2000.


Part I                                                         Page     Document
                                                               ----     --------

Item 1.     Business                                             3       10-KSB
Item 2.     Properties                                          10       10-KSB
Item 3.     Legal Proceedings                                   11       10-KSB
Item 4.     Submission of Matters to a Vote of Security
            Holders                                             11       10-KSB

Part II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters                                 12       AR
Item 6.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                 12       AR
Item 7.     Financial Statements and Supplementary Data         12       AR
Item 8.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure              12       10-KSB

Part III

Item 9.     Directors, Executive Officers, Promoters, and
            Control Persons; Compliance with Section 16(a)
            of Exchange Act                                     12       Proxy
Item 10.    Executive Compensation                              12       Proxy
Item 11.    Security Ownership of Certain Beneficial Owners and
            Management                                          12       Proxy
Item 12.    Certain Relationships and Related Transactions      12       Proxy

Part IV

Item 13.    Exhibits and Reports on Form 8-K
            (a)      Index to Exhibits                          12       10-KSB
            (b)      Reports on Form 8-K filed during the
                     three months ended December 31, 2000       14       10-KSB

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

At December 31, 2000, the Registrant and its only subsidiary, the Bank, had nine
(9) full-time employees.

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

Regulation of Registrant

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

Capital Requirements

The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish additional banks or non-bank businesses.

The Federal Reserve Board's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies:

         - a leverage capital requirement expressed as a percentage of total assets;

         - a risk-based requirement expressed as a percentage of total risk-weighted assets; and

         - a Tier 1 leverage requirement expressed as a percentage of total assets.

The leverage capital requirement consists of a minimum ratio of total capital to total assets of 6%, with an expressed expectation that banking organizations generally should operate above such minimum level. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital (which consists principally of shareholders' equity). The Tier 1 leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated companies, with minimum requirements of 4% to 5% for all others.

The risk-based and leverage standards presently used by the Federal Reserve Board are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires the federal bank regulatory agencies biennially to review risk-based capital standards to ensure that they adequately address interest rate risk, concentration of credit risk and risks from non-traditional activities and, since adoption of the Riegle Community Development and Regulatory Improvement Act of 1994 (the "Riegle Act"), to do so taking into account the size and activities of depository institutions and the avoidance of undue reporting burdens. In 1995, the agencies adopted regulations requiring as part of the assessment of an institution's capital adequacy the consideration of (a) identified concentrations of credit risks, (b) the exposure of the institution to a decline in the value of its capital due to changes in interest rates and (c) the application of revised conversion factors and netting rules on the institution's potential future exposure from derivative transactions.

In addition, the agencies in September 1996 adopted amendments to their respective risk-based capital standards to require banks and bank holding companies having significant exposure to market risk arising from, among other things, trading of debt instruments, (1) to measure that risk using an internal value-at-risk model conforming to the parameters established in the agencies' standards and (2) to maintain a commensurate amount of additional capital to reflect such risk. The new rules were adopted effective January 1, 1997, with compliance mandatory from and after January 1, 1998.

Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. This law is applicable to the extent that Registrant maintains as a separate subsidiary a depository institution in addition to the Bank.

Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions imposed by the Federal Reserve Act on any extension of credit to, or purchase of assets from, or letter of credit on behalf of, the bank holding company or its subsidiaries, and on the investment in or acceptance of stocks or securities of such holding company or its subsidiaries as collateral for loans. In addition, provisions of the Federal Reserve Act and Federal Reserve Board regulations limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors and principal shareholders of the Bank, Registrant, any subsidiary of Registrant and related interests of such persons. Moreover, subsidiaries of bank holding companies are prohibited from engaging in certain tie-in arrangements (with the holding company or any of its subsidiaries) in connection with any extension of credit, lease or sale of property or furnishing of services.

Any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of the subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to a priority of payment. This priority would also apply to guarantees of capital plans under FDICIA.

Branching

Under the Riegle Act, the Federal Reserve Board may approve bank holding company acquisitions of banks in other states, subject to certain aging and deposit concentration limits. As of June 1, 1997, banks in one state may merge with banks in another state, unless the other state has chosen not to implement this section of the Riegle Act. These mergers are also subject to similar aging and deposit concentration limits.

North Carolina "opted-in" to the provisions of the Riegle Act. Since July 1, 1995, an out-of-state bank that did not already maintain a branch in North Carolina was permitted to establish and maintain a de novo branch in North Carolina, or acquire a branch in North Carolina, if the laws of the home state of the out-of-state bank permit North Carolina banks to engage in the same activities in that state under substantially the same terms as permitted by North Carolina. Also, North Carolina banks may merge with out-of-state banks, and an out-of-state bank resulting from such an interstate merger transaction may maintain and operate the branches in North Carolina of a merged North Carolina bank, if the laws of the home state of the out-of-state bank involved in the interstate merger transaction permit interstate merger.

Regulation of the Bank

The Bank is extensively regulated under both federal and state law. Generally, these laws and regulations are intended to protect depositors and borrowers, not shareholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable law or regulation may have a material effect on the business of the Registrant and the Bank.

State Law. The Bank is subject to extensive supervision and regulation by the North Carolina Commissioner of Banks (the "Commissioner"). The Commissioner oversees state laws that set specific requirements for bank capital and regulate deposits in, and loans and investments by, banks, including the amounts, types, and in some cases, rates. The Commissioner supervises and performs periodic examinations of North Carolina-chartered banks to assure compliance with state banking statutes and regulations, and the Bank is required to make regular reports to the Commissioner describing in detail the resources, assets, liabilities and financial condition of the Bank. Among other things, the Commissioner regulates mergers and consolidations of state-chartered banks, the payment of dividends, loans to officers and directors, record keeping, types and amounts of loans and investments, and the establishment of branches.

Deposit Insurance. As a member institution of the FDIC, the Bank's deposits are insured up to a maximum of $100,000 per depositor through the Bank Insurance Fund, administered by the FDIC, and each member institution is required to pay semi-annual deposit insurance premium assessments to the FDIC. The BIF assessment rates have a range of 0 cents to 27 cents for every $100 in assessable deposits. Banks with no premium are subject to an annual statutory minimum assessment.

Capital Requirements. The federal banking regulators have adopted certain risk-based capital guidelines to assist in the assessment of the capital adequacy of a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit, and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. "Tier 1," or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. "Tier 2," or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2000, the Bank was classified as "well-capitalized" with Tier 1 and Total Risk - Based Capital of
39.2 % and 39.4 % respectively.

The federal banking agencies have adopted regulations specifying that they will include, in their evaluations of a bank's capital adequacy, an assessment of the bank's interest rate risk ("IRR") exposure. The standards for measuring the adequacy and effectiveness of a banking organization's IRR management include a measurement of board of director and senior management oversight, and a determination of whether a banking organization's procedures for comprehensive risk management are appropriate for the circumstances of the specific banking organization.

Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions, including limitations on its ability to pay dividends, the issuance by the applicable regulatory authority of a capital directive to increase capital and, in the case of depository institutions, the termination of deposit insurance by the FDIC, as well as the measures described under FDICIA described below, as applicable to undercapitalized institutions. In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends to the shareholders.

FDICIA. In December 1991, Congress enacted FDICIA, which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. FDICIA provides for, among other things:

         * publicly available annual financial condition and management reports for certain financial institutions, including audits by independent accountants,

         * the establishment of uniform accounting standards by federal banking agencies,

         * the establishment of a "prompt corrective action" system of regulatory supervision and intervention, based on capitalization levels, with greater scrutiny and restrictions placed on depository institutions with lower levels of capital,

         * additional grounds for the appointment of a conservator or receiver, and

         * restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements.

FDICIA also provides for increased funding of the FDIC insurance funds and the implementation of risk-based premiums.

A central feature of FDICIA is the requirement that the federal banking agencies take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. Pursuant to FDICIA, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.

FDICIA provides the federal banking agencies with significantly expanded powers to take enforcement action against institutions which fail to comply with capital or other standards. Such action may include the termination of deposit insurance by the FDIC or the appointment of a receiver or conservator for the institution. FDICIA also limits the circumstances under which the FDIC is permitted to provide financial assistance to an insured institution before appointment of a conservator or receiver.

Miscellaneous. The dividends that may be paid by the Bank are subject to legal limitations. In accordance with North Carolina banking law, dividends may not be paid unless the Bank's capital surplus is at least 50% of its paid-in capital.

The earnings of the Bank will be affected significantly by the policies of the Federal Reserve Board, which is responsible for regulating the United States money supply in order to mitigate recessionary and inflationary pressures. Among the techniques used to implement these objectives are open market transactions in United States government securities, changes in the rate paid by banks on bank borrowings, and changes in reserve requirements against bank deposits. These techniques are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits, and their use may also affect interest rates charged on loans or paid for deposits.

The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Bank.

The Bank cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on the Bank's operations.

Community Reinvestment Act. The Bank is subject to the provisions of the Community Reinvestment Act of 1977, as amended (CRA). Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with the examination of a bank, to assess such bank's record in meeting the credit needs of the community served by that bank, including low and moderate-income neighborhoods. The regulatory agency's assessment of the Bank's record is made available to the public. Such an assessment is required of any bank which has applied for any application for a domestic deposit-taking branch, relocation of a main office, branch or ATM, merger or consolidation with or acquisition of assets or assumption of liabilities of a federally insured depository institution.

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

Recent Legislative Developments

Effective March 11, 2000, the Gramm-Leach-Bliley Act of 1999, which was signed into law on November 12, 1999, allows a bank holding company to qualify as a "financial holding company" and, as a result, be permitted to engage in a broader range of activities that are "financial in nature" and in activities that are determined to be incidental or complementary to activities that are financial in nature. The Gramm-Leach-Bliley Act amends the BHC Act to include a list of activities that are financial in nature, and the list includes activities such as underwriting, dealing in and making a market in securities, insurance underwriting and agency activities and merchant banking. The Federal Reserve Board is authorized to determine other activities that are financial in nature or incidental or complementary to such activities. The Gramm-Leach-Bliley Act also authorizes banks to engage through financial subsidiaries in certain of the activities permitted for financial holding companies.

On September 30, 1996, the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Growth Act"), was enacted which contained a comprehensive approach to recapitalize the FDIC's Savings Association Insurance Fund (the "SAIF") and to assure payment of the Financing Corporation (the "FICO") obligations. All of the Bank's deposits are insured by the FDIC's BIF. Under the Growth Act, banks with deposits that are insured under the BIF are required to pay a portion of the interest due on bonds that were issued by FICO to help shore up the ailing Federal Savings and Loan Insurance Corporation in 1987. The Growth Act stipulates that the BIF assessment rate to contribute toward the FICO obligations must be equal to one-fifth the SAIF assessment rate through year-end 2000, or until the insurance funds are merged, whichever occurs first. The amount of FICO debt service to be paid by all BIF-insured institutions is approximately $0.0126 per $100 of BIF-insured deposits for each year from 1997 through 2000 when the obligation of BIF-insured institutions increases to approximately $0.0240 per $100 of BIF-insured deposits per year through the year 2019, subject in all cases to adjustments by the FDIC on a quarterly basis. The Growth Act also contained provisions protecting banks from liability for environmental clean-up costs; prohibiting credit unions sponsored by Farm Credit System banks; easing application requirements for most bank holding companies when they acquire a thrift or a permissible non-bank operation; easing Fair Credit Reporting Act restrictions between bank holding company affiliates; and reducing the regulatory burden under the Real Estate Settlement Procedures Act, the Truth-in-Savings Act, the Truth-in-Lending Act and the Home Savings Mortgage Disclosure Act.

Registrant cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on Registrant's operations.

Item 2.  Properties

The Registrant owns all of its properties through the Bank. At December 31, 2000, the Bank had a main office at 107 South Central Avenue, Landis, North Carolina, and is acquiring a parcel of land in a new business park in Concord, North Carolina on which it intends to construct its first branch office. The Bank's main office was acquired by the Bank in 1953, and has 5,000 square feet. It is freestanding and with adequate parking, but does not provide for drive-up or walk-up teller windows.

Item 3. Legal Proceedings

Neither the Registrant nor the Bank, nor any of their properties, are subject to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Registrant's security holders during the fourth quarter of 2000.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Incorporated by reference to page 35 of the Registrant's Annual Report to Shareholders attached hereto as Exhibit 13.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Incorporated by reference to pages 3 to 9 of the Registrant's Annual Report to Shareholders, attached hereto as Exhibit 13.

Item 7. Financial Statements.

Incorporated by reference to pages 11 to 33 of the Registrant's Annual Report to Shareholders, attached hereto as Exhibit 13.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Incorporated by reference to pages 4 to 6 of the Registrant's Definitive Proxy Statement filed as Exhibit 99.

Item 10.  Executive Compensation.

Incorporated by reference to pages 7 to 9 of the Registrant's Definitive Proxy Statement filed as Exhibit 99.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

Incorporated by reference to pages 3 to 4 of the Registrant's Definitive Proxy Statement filed as Exhibit 99.

Item 12.  Certain Relationships and Related Investors.

Incorporated by reference to page 5 of the Registrant's Definitive Proxy Statement filed as Exhibit 99.

                                     PART IV

Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

           (a) (1)  Financial Statements.

                    The following financial statements of the Registrant are incorporated herein by reference to the Registrant's 2000 Annual Report to Shareholders:

                    (a)  Independent Auditor's Report dated February 1, 2001.

                    (b) Consolidated Statements of Financial Condition for the years ended December 31, 2000 and 1999.

                    (c) Consolidated Statements of Operations for the years ended December 31, 2000 and 1999.

                    (d) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2000 and 1999.

                    (e) Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 1999.

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

               (3)  Exhibits.

                    The following exhibits are filed herewith or incorporated herein by reference.

         EXHIBIT
          NUMBER            DESCRIPTION OF EXHIBIT
          ------            ----------------------

          3 (a)             Registrant's Articles of Incorporation *

          3 (b)             Registrant's Bylaws *

            4               Specimen Stock Certificate*

                            2000 Annual Report to Shareholders (filed
            13              herewith) **

            99              Registrant's Definitive Proxy Statement**

               * Incorporated by reference from exhibits to Registrant's Registration Statement on Form SB-2 (File No. 333-42151)

               **   Filed with the Commission pursuant to Rule 14a-6(b).

           (b)      Reports on Form 8-K.

         The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report.

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



March 30, 2001                            _______________________________
                                          Stephen R. Talbert
                                          President and Chief Executive Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



March 30, 2001                            /s/ Stephen R. Talbert
                                          ----------------------
                                          Stephen R. Talbert
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




                                                        March 30, 2001
------------------------------------
Stephen R. Talbert, President,
Chief Executive Officer and Director

                                                        March 30, 2001
------------------------------------
Lisa Blalock Ashley, Chief Financial Officer

                                                        March 30, 2001
------------------------------------
John A. Drye, Director

                                                        March 30, 2001
------------------------------------
Henry H. Land, Director

                                                        March 30, 2001
------------------------------------
Susan Linn Norvell, Director

                                                        March 30, 2001
------------------------------------
Lynne Scott Safrit, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





/s/ Stephen R. Talbert                                  March 30, 2001
------------------------------------
Stephen R. Talbert, President,
Chief Executive Officer and Director

                                                        March 30, 2001
/s/ Lisa Blalock Ashley
------------------------------------
Lisa Blalock Ashley, Chief Financial Officer
                                                        March 30, 2001

/s/ Henry H. Land
------------------------------------
Henry H. Land, Director                                 March 30, 2001


/s/ John A. Drye
------------------------------------                    March 30, 2001
John A. Drye, Director


/s/Susan Linn Norvell                                   March 30, 2001
------------------------------------
Susan Linn Norvell, Director


/s/ Lynne Scott Safrit                                  March 30, 2001
------------------------------------
Lynne Scott Safrit, Director

                                  EXHIBIT INDEX


         EXHIBIT
          NUMBER            DESCRIPTION                            PAGE
          ------            -----------                            ----

            13              2000 Annual Report to Shareholders      22