Form 10QSB
period 2001-03-31
BOC FINANCIAL CORP
filed 2001-05-10
CIK 1050893

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-QSB


                [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2001


                   [_]  Transition Report Under Section 13
                         or 15(d) of the Exchange Act

               For the transition period ended _________________


                     Commission File Number       0-24245
                                           ---------------------


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No ____
    ---

As of May 4, 2001, 805,000 shares of the issuer's common stock, $1.00 par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 10 pages.

                                                                    Page No.
                                                                    --------

Part I.  FINANCIAL INFORMATION

Item 1 -  Financial Statements (Unaudited)

             Consolidated Statements of Financial Condition
             March 31, 2001 and December 31, 2000...................   3

             Consolidated Statements of Operations
             Three Months Ended March 31, 2001 and 2000............    4

             Consolidated Statements of Cash Flows
             Three Months Ended March 31, 2001 and 2000............    5

             Notes to Consolidated Financial Statements............    6

Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations......................    7

Part II.  Other Information

             Item 6. Exhibits and Reports on Form 8-K...............   9

Part I. FINANCIAL INFORMATION
Item 1 - Financial Statements
-----------------------------

                      BOC FINANCIAL CORP. AND SUBSIDIARY
                Consolidated Statements of Financial Condition
================================================================================


                                                                      March 31,
                                                                         2001        December 31,
                                                                     (Unaudited)        2000*
                                                                    -------------    -----------
                                                                           (In thousands)
ASSETS

Cash on hand and in banks                                                 $   421        $   483
Interest-bearing balances in other banks                                      931            446
Federal funds sold                                                          1,876          1,895
Investment securities available for sale, at fair value                     2,819          5,048
Loans receivable, net                                                      30,805         25,638
Accrued interest receivable                                                    99            106
Premises and equipment, net                                                 1,084          1,073
Stock in the Federal Home Loan Bank, at cost                                  204            182
Other assets                                                                  133            127
                                                                          -------        -------

                                                          TOTAL ASSETS    $38,372        $34,998
                                                                          =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposit accounts                                                          $28,937        $26,584
Borrowings                                                                  1,000              -
Advance payments from borrowers for property taxes and insurance               20             11
Accrued expenses and other liabilities                                        155            195
                                                                          -------        -------

                                                     TOTAL LIABILITIES     30,112         26,790
                                                                          -------        -------

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares
  authorized, no shares issued and outstanding                                  -              -
Common stock, $1 par value, 9,000,000 shares
  authorized, 805,000 shares issued and outstanding                           805            805
Additional paid-in capital                                                  4,281          4,281
Unearned compensation                                                      (1,454)        (1,481)
Accumulated other comprehensive income:
  Unrealized holding gains (losses)                                            49             (1)
Retained earnings, substantially restricted                                 4,579          4,604
                                                                          -------        -------

                                            TOTAL STOCKHOLDERS' EQUITY      8,260          8,208
                                                                          -------        -------

                                                                          $38,372        $34,998
                                                                          =======        =======

*Derived from audited financial statements.

See accompanying notes.

                      BOC FINANCIAL CORP. AND SUBSIDIARY
               Consolidated Statements of Operations (Unaudited)
================================================================================

                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                            2001       2000
                                                          --------   --------
                                                         (In thousands, except
                                                            per share data)

INTEREST INCOME
  Loans                                                   $    605   $    453
  Investments                                                   72         86
  Deposits in other banks and federal funds sold                33         27
                                                          --------   --------

                                   TOTAL INTEREST INCOME       710        566
                                                          --------   --------
INTEREST EXPENSE
  Deposits                                                     411        278
  Borrowings                                                     9          5
                                                          --------   --------

                                  TOTAL INTEREST EXPENSE       420        283
                                                          --------   --------

                                     NET INTEREST INCOME       290        283


PROVISION FOR LOAN LOSSES                                        3          -
                                                          --------   --------

                               NET INTEREST INCOME AFTER

                               PROVISION FOR LOAN LOSSES       287        283
                                                          --------   --------

NON-INTEREST INCOME                                             53          8
                                                          --------   --------

NON-INTEREST EXPENSES
  Personnel costs                                              180        157
  Occupancy                                                     23         27
  Data processing and outside service fees                      16         13
  Other                                                         47         46
                                                          --------   --------

                             TOTAL NON-INTEREST EXPENSES       266        243
                                                          --------   --------

                              INCOME BEFORE INCOME TAXES        74         48

PROVISION FOR INCOME TAXES                                      25         14
                                                          --------   --------

                                              NET INCOME  $     49   $     34
                                                          ========   ========

NET INCOME PER COMMON SHARE
  Basic and diluted                                       $    .07   $    .05
                                                          ========   ========

WEIGHTED AVERAGE SHARES OUTSTANDING                        741,555    737,947
                                                          ========   ========

CASH DIVIDEND PER SHARE                                   $    .05   $    .05
                                                          ========   ========


See accompanying notes.

                      BOC FINANCIAL CORP. AND SUBSIDIARY
               Consolidated Statements of Cash Flows (Unaudited)
================================================================================


                                                                             Three Months Ended
                                                                                  March 31,
                                                                             ------------------
                                                                               2001       2000
                                                                             --------   --------
                                                                             (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                   $    49   $    34
 Adjustments to reconcile net income to net cash provided
  (used) by operating activities:
  Depreciation                                                                      9         7
  Amortization of unearned compensation                                            26        26
  Provision for loan losses                                                         3         -
  Deferred compensation                                                             4         4
  Change in assets and liabilities:
   (Increase) decrease in accrued interest receivable                               7       (28)
   Increase in other assets                                                       (14)       (3)
   Decrease in accrued expenses and other liabilities                             (44)      (47)
                                                                              -------   -------

                                                  NET CASH PROVIDED (USED)
                                                   BY OPERATING ACTIVITIES         40        (7)
                                                                              -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES
 Net (increase) decrease in interest-bearing balances in other banks             (485)    2,344
 Net decrease in federal funds sold                                                19       657
 Purchases of available for sale investment securities                           (750)     (250)
 Proceeds from maturities and sale of available for sale securities             3,000       725
 Purchase of Federal Home Loan Bank Stock                                         (22)       (7)
 Net increase in loans                                                         (5,170)   (2,510)
 Purchases of premises and equipment                                              (20)       (5)
                                                                              -------   -------

                                                  NET CASH PROVIDED (USED)
                                                   BY INVESTING ACTIVITIES     (3,428)      954
                                                                              -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in demand accounts                                       230      (752)
 Net increase in certificates of deposit                                        2,123     1,750
 Increase (decrease) in borrowings                                              1,000    (1,900)
 Net increase (decrease) in advance payments from borrowers
  for taxes and insurance                                                           9        (5)
 Cash dividends paid                                                              (36)      (40)
                                                                              -------   -------

                                                  NET CASH PROVIDED (USED)
                                                   BY FINANCING ACTIVITIES      3,326      (947)
                                                                              -------   -------

                                                NET INCREASE (DECREASE) IN
                                              CASH ON HAND AND IN BANKS           (62)        -

CASH ON HAND AND IN BANKS, BEGINNING                                              483       569
                                                                              -------   -------

                                         CASH ON HAND AND IN BANKS, ENDING    $   421   $   569
                                                                              =======   =======


See accompanying notes.

                      BOC FINANCIAL CORP. AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
================================================================================

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2001 and 2000, in conformity with generally accepted accounting principles. The financial statements include the accounts of BOC Financial Corp. (the "Company") and its wholly-owned subsidiary, Bank of the Carolinas (the "Bank"). Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the financial statements filed as part of BOC Financial Corp.'s 2000 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

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

Comparison of Financial Condition at March 31, 2001 and December 31, 2000

During the three months ended March 31, 2001, total assets increased by $3.4 million or 9.6%, from $35.0 million to $38.4 million. This increase occurred principally as a result of strong loan growth, as net loans rose sharply to $30.8 million, representing an increase of $5.2 million or 20.2% from the December 31, 2000 balance of $25.6 million. Increases of $2.4 million in customer deposits and $1.0 million in borrowings, combined with a decrease in liquid assets of $1.8 million, provided funding for the growth in loans.

Comparison of Results of Operations for the Three Months Ended March 31, 2001 and 2000

Net income for the three months ended March 31, 2001 was $49,000 or $.07 per share as compared with net income of $34,000 or $.05 per share for the quarter ended March 31, 2000, an increase of $15,000 or $.02 per share. Net interest income for the current quarter was $290,000, only $7,000 more than for the quarter ended March 31, 2000. The potential positive impact of an increase in the volume of both interest-earning assets and interest-bearing liabilities was largely offset by the trend in interest rates that resulted in a narrowing of the Company's net interest margin. Non-interest income, however, increased by $45,000. Substantially all of this increase related to the origination and sale of mortgage loans in the secondary, which generated income of $51,000 in the current quarter as compared with $6,000 in the first quarter of 2000. As a result, the Company's loan origination office in Concord, which previously had been a source of losses, broke even for the quarter ended March 31, 2001. Non-interest expenses increased from $243,000 for the quarter ended March 31, 2000 to $266,000 for the quarter ended March 31, 2001, essentially because personnel costs increased by $23,000. The rise in personnel costs represents a combination of normal inflationary increases and additional costs incurred to generate the improved performance of the Company's Concord loan origination office.

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

At March 31, 2001, liquid assets comprise 16% of total assets. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

At March 31, 2001, both the Company and the Bank substantially exceed all applicable regulatory capital requirements.

Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

              None

         (b)  Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              BOC FINANCIAL CORP.


Date:   May 7, 2001           By:   /s/ Stephen R. Talbert
                                    ---------------------------
                                    Stephen R. Talbert
                                    Chief Executive Officer



Date:   May 7, 2001           By: /s/ Lisa B. Ashley
                                  -----------------------------
                                  Lisa B. Ashley
                                  Chief Financial Officer