Form 10QSB
period 2001-06-30
BOC FINANCIAL CORP
filed 2001-08-10
CIK 1050893

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


                                  FORM 10-QSB


                [X]  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2001


                    [ ]  Transition Report Under Section 13
                         or 15(d) of the Exchange Act

           For the transition period ended
                                           ----------------------

           Commission File Number              0-24245
                                  -------------------------------


                              BOC FINANCIAL CORP.
                              -------------------
       (Exact name of small business issuer as specified in its charter)


         North Carolina                                         56-6511744
-------------------------------                           ----------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                           Identification Number)


                  107 SOUTH CENTRAL AVENUE, LANDIS, NC  28088
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

As of July 29, 2001, 805,000 shares of the issuer's common stock, $1.00 par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 10 pages.

                                                                        Page No.
                                                                        --------

Part I.  FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

            Consolidated Statements of Financial Condition
            June 30, 2001 and December 31, 2000.......................      3

            Consolidated Statements of Operations
            Three Months and Six Months Ended June 30, 2001 and 2000..      4

            Consolidated Statements of Cash Flows
            Six Months Ended June 30, 2001 and 2000...................      5

            Notes to Consolidated Financial Statements................      6

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................      7

Part II. Other Information

           Item 4.  Submission of Matters to a Vote of Securities
                    Holders...........................................      9

           Item 6.  Exhibits and Reports on Form 8-K..................      9

Part I.  FINANCIAL INFORMATION
Item 1 - Financial Statements
-----------------------------

                       BOC FINANCIAL CORP. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
--------------------------------------------------------------------------------

                                                                        June 30, 2001    December 31,
                                                                         (Unaudited)         2000*
                                                                        -------------    ------------
                                                                                (In Thousands)
ASSETS

Cash on hand and in banks                                                 $   513        $   483
Interest-bearing balances in other banks                                      748            446
Federal funds sold                                                          1,749          1,895
Investment securities available for sale, at fair value                     1,311          5,048
Loans receivable, net                                                      35,224         25,638
Accrued interest receivable                                                    96            106
Premises and equipment, net                                                 1,083          1,073
Stock in the Federal Home Loan Bank, at cost                                  204            182
Other assets                                                                  194            127
                                                                          -------        -------

     TOTAL ASSETS                                                         $41,122        $34,998
                                                                          =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposit accounts                                                          $30,743        $26,584
Borrowings                                                                  2,000              -
Advance payments from borrowers for property taxes and insurance               28             11
Accrued expenses and other liabilities                                        159            195
                                                                          -------        -------

     TOTAL LIABILITIES                                                     32,930         26,790
                                                                          -------        -------

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares
 authorized, no shares issued and outstanding                                   -              -
Common stock, $1 par value, 9,000,000 shares
 authorized, 805,000 shares issued and outstanding                            805            805
Additional paid-in capital                                                  4,274          4,281
Unearned compensation                                                      (1,429)        (1,481)
Accumulated other comprehensive income (loss)                                   7             (1)
Retained earnings, substantially restricted                                 4,535          4,604
                                                                          -------        -------

     TOTAL STOCKHOLDERS' EQUITY                                             8,192          8,208
                                                                          -------        -------

                                                                          $41,122        $34,998
                                                                          =======        =======

*Derived from audited financial statements.

See accompanying notes.

                       BOC FINANCIAL CORP. AND SUBSIDIARY
               Consolidated Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                              Three Months Ended            Six Months Ended
                                                    June 30,                    June 30,
                                              -------------------           ----------------
                                                2001       2000               2001      2000
                                              --------   --------           --------  --------
                                                    (In Thousands, except per share data)
INTEREST INCOME
  Loans                                       $    677   $    503           $  1,282  $    956
  Investments                                       41         84                113       170
  Deposits in other banks and
   federal funds sold                               28         14                 61        41
                                              --------   --------           --------  --------

     TOTAL INTEREST INCOME                         746        601              1,456     1,167
                                              --------   --------           --------  --------
INTEREST EXPENSE
 Deposits                                          421        292                832       570
 Borrowings                                         21         14                 30        19
                                              --------   --------           --------  --------

     TOTAL INTEREST EXPENSE                        442        306                862       589
                                              --------   --------           --------  --------

     NET INTEREST INCOME                           304        295                594       578

PROVISION FOR LOAN LOSSES                          147          3                150         3
                                              --------   --------           --------  --------

     NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                     157        292                444       575
                                              --------   --------           --------  --------

NON-INTEREST INCOME (LOSS)                          52         (3)               105         5
                                              --------   --------           --------  --------

NON-INTEREST EXPENSES
 Personnel costs                                   183        139                364       296
 Occupancy                                          25         24                 48        51
 Data processing and outside service fees           14         14                 30        27
 Other                                              56         60                102       106
                                              --------   --------           --------  --------

     TOTAL NON-INTEREST EXPENSES                   278        237                544       480
                                              --------   --------           --------  --------

      INCOME (LOSS) BEFORE
       INCOME TAXES                                (69)        52                  5       100

PROVISION FOR INCOME TAXES                         (25)        16                  -        30
                                              --------   --------           --------  --------

       NET INCOME (LOSS)                      $    (44)  $     36           $      5  $     70
                                              ========   ========           ========  ========

INCOME (LOSS) PER COMMON SHARE
 Basic and diluted                            $  (0.06)  $   0.05           $   0.01  $   0.10
                                              ========   ========           ========  ========

WEIGHTED AVERAGE SHARES
  OUTSTANDING                                  742,305    738,812            741,930   738,380
                                              ========   ========           ========  ========

CASH DIVIDEND PER SHARE                       $   0.05   $   0.05           $   0.10  $   0.10
                                              ========   ========           ========  ========

See accompanying notes.

                       BOC FINANCIAL CORP. AND SUBSIDIARY
               Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                         Six Months Ended
                                                                             June 30,
                                                                        ------------------
                                                                          2001      2000
                                                                        -------   -------
                                                                          (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                             $     5   $    70
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                                              18        14
   Loss on sale of assets, net                                                -        13
   Provision for loan losses                                                150         3
   Amortization of unearned compensation                                     45        52
   Deferred compensation                                                      9         8
   Deferred tax benefit                                                     (52)        -
   Change in assets and liabilities:
    (Increase) decrease in accrued interest receivable                       10       (24)
    (Increase) decrease in other assets                                     (20)       37
    Decrease in accrued expenses and other liabilities                      (45)      (29)
                                                                        -------   -------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                             120       144
                                                                        -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
 Net (increase) decrease in interest-bearing balances in other banks       (302)    2,345
 Net (increase) decrease in federal funds sold                              146      (114)
 Purchases of available for sale investment securities                        -      (550)
 Proceeds from maturities and sale of available for sale securities       3,750     1,462
 (Purchase) redemption of Federal Home Loan Bank Stock                      (22)       (7)
 Net increase in loans                                                   (9,736)   (3,427)
 Purchases of premises and equipment                                        (28)      (26)
                                                                        -------   -------

      NET CASH USED BY INVESTING ACTIVITIES                              (6,192)     (317)
                                                                        -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in demand accounts                                 915    (2,879)
 Net increase in certificates of deposit                                  3,244     4,468
 Net increase (decrease) in borrowings                                    2,000      (900)
 Net increase in advance payments from borrowers
  for taxes and insurance                                                    17         5
 Cash dividends paid                                                        (74)      (77)
                                                                        -------   -------

      NET CASH PROVIDED BY FINANCING ACTIVITIES                           6,102       617
                                                                        -------   -------

      NET INCREASE IN CASH ON HAND AND IN BANKS                              30       444

      CASH ON HAND AND IN BANKS, BEGINNING                                  483       569
                                                                        -------   -------

      CASH ON HAND AND IN BANKS, ENDING                                 $   513   $ 1,013
                                                                        =======   =======

See accompanying notes.

                       BOC FINANCIAL CORP. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2001 and 2000, in conformity with generally accepted accounting principles. The financial statements include the accounts of BOC Financial Corp. (the "Company") and its wholly-owned subsidiary, Bank of the Carolinas (the "Bank"). Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the financial statements filed as part of BOC Financial Corp.'s annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B - PENDING MERGER

The Boards of Directors of Bank of Davie, Mocksville, North Carolina and BOC Financial Corp., Landis, North Carolina announced on July 20, 2001 that they had entered into a definitive agreement whereby BOC Financial Corp. and its wholly owned subsidiary, Bank of the Carolinas, would be acquired by Bank of Davie in a stock exchange. Shareholders of BOC Financial Corp. are to receive 0.92 shares of Bank of Davie common stock for each share of BOC Financial Corp. common stock. The merger transaction is subject to the approval of the shareholders of Bank of Davie and BOC Financial as well as state and federal bank regulatory authorities. It is expected the shareholders will be called to vote on the merger during the fourth quarter of this year with an anticipated closing date of December 31, 2001. The combined institution will be headquartered in Mocksville, North Carolina and will operate under the name "Bank of the Carolinas" with Stephen R. Talbert as Chairman of the Board of Directors and Robert E. Marziano as President and Chief Executive Officer.

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

   Comparison of Financial Condition at June 30, 2001 and December 31, 2000

During the six months ended June 30, 2001, total assets increased by $6.1 million or 17.5%, from $35.0 million to $41.1 million. This increase occurred principally as a result of strong loan growth, as net loans rose sharply to $35.2 million, representing an increase of $9.6 million or 37.4% from the December 31, 2000 balance of $25.6 million. Commercial loans grew by $6.0 million, accounting for 61.9% of the overall increase in loans. Increases of $4.2 million in customer deposits and $2.0 million in borrowings, combined with a decrease in liquid assets of $3.6 million, provided funding for the growth in loans.

        Comparison of Results of Operations for the Three Months Ended
                            June 30, 2001 and 2000

For the three months ended June 30, 2001 the Company incurred a net loss of $44,000 or $.06 per share as compared with net income of $36,000 or $.05 per share for the quarter ended June 30, 2000.

The provision for loan losses during the current quarter was $147,000 as compared with $3,000 for the second quarter of 2000, an increase of $144,000. While the Company's loan portfolio continues to perform well, with no nonperforming loans at quarter-end, a substantial portion of the increase in loans has consisted of commercial loans. Such loans generally yield higher rates of interest than the residential mortgage loans that have historically comprised the overwhelming majority of the Company's outstanding loans, but with higher risk characteristics. Management has made this significant increase in the provision for loan losses in response to that higher level of risk, but with the expectation that the higher yields on commercial loans will contribute to improved future profitability. Management will continue to make additions to the Company's allowance for loan losses based upon growth in loans and upon the other risk characteristics. Absent the development of significant identifiable loan problems, however, it is not expected that additions to the loan loss allowance over the balance of 2001 will approach the magnitude of the provision made during the quarter just ended.

Net interest income for the current quarter was $304,000, only $9,000 more than for the quarter ended June 30, 2000. The potential positive impact of an increase in the volume of both interest-earning assets and interest-bearing liabilities was largely offset by the trend in interest rates that resulted in a narrowing of the Company's net interest margin.

Non-interest income increased by $55,000. Substantially all of this increase related to the origination and sale of mortgage loans in the secondary, which generated income of $45,000 in the current quarter as compared with $7,000 in the second quarter of 2000. As a result, the Company's loan origination office in Concord, which previously had been a source of losses, broke even for the quarter ended June 30, 2001. Non-interest expenses increased from

$237,000 for the quarter ended June 30, 2000 to $278,000 for the quarter ended June 30, 2001, essentially because personnel costs increased by $44,000. The rise in personnel costs represents a combination of normal inflationary increases and additional costs incurred to generate the improved performance of the Company's Concord loan origination office.


         Comparison of Results of Operations for the Six Months Ended
                            June 30, 2001 and 2000

Net income for the six months ended June 30, 2001 was $5,000 or $.01 per share as compared with net income of $70,000 or $.10 per share for the six months ended June 30, 2000, a decrease of $65,000 or $.09 per share. This decrease is principally attributable to the significant addition to the Company's allowance for loan losses during the second quarter of 2001, as discussed under the caption "Comparison of Results of Operations for the Three Months Ended June 30, 2001 and 2000."

Net interest income for the current six months was $594,000, only $16,000 more than for the six months ended June 30, 2000. The potential positive impact of an increase in the volume of both interest-earning assets and interest-bearing liabilities was largely offset by the trend in interest rates that resulted in a narrowing of the Company's net interest margin.

Non-interest income increased by $100,000. Substantially all of this increase related to the origination and sale of mortgage loans in the secondary, which generated income of $90,000 in the current six month period as compared with $13,000 in the six months ended June 30, 2000. As a result, the Company's loan origination office in Concord, which previously had been a source of losses, broke even for the six months ended June 30, 2001. Non-interest expenses increased from $480,000 for the six months ended June 30, 2000 to $544,000 for the six months ended June 30, 2001, essentially because personnel costs increased by $68,000. The rise in personnel costs represents a combination of normal inflationary increases and additional costs incurred to generate the improved performance of the Company's Concord loan origination office.

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

At June 30, 2001, liquid assets comprise 10.5% of total assets. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

At June 30, 2001, both the Company and the Bank substantially exceed all applicable regulatory capital requirements.

Part II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 8, 2001. Of 805,000 shares entitled to vote at the meeting, 607,616 voted. The following matters were voted on at the meeting:

1.  Election of five Directors

    John A. Drye, Henry H. Land, Susan Linn Norvell, Lynne Scott Safrit and Stephen R. Talbert were elected to serve one-year terms as directors with at least 576,691 shares or 94.9% of the shares voted in favor.

2. Ratification of Dixon Odom PLLC as independent public accountants for 2001. Ratified with 579,950 or 95% of the shares voted.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

              None

         (b)  Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      BOC FINANCIAL CORP.


Date:  August 9, 2001                 By:   /s/ Stephen R. Talbert
                                           ---------------------------------
                                           Stephen R. Talbert
                                           Chief Executive Officer



Date:  August 9, 2001                 By:   /s/ Lisa B. Ashley
                                           ---------------------------------
                                           Lisa B. Ashley
                                           Chief Financial Officer