Form 10QSB
period 2001-09-30
BOC FINANCIAL CORP
filed 2001-11-13
CIK 1050893

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


                 [X] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001


                     [_] Transition Report Under Section 13
                          or 15(d) of the Exchange Act

                 For the transition period ended________________


                         Commission File Number 0-24245
                                               -----------------


                               BOC FINANCIAL CORP.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               North Carolina                                56-6511744
--------------------------------------------        ----------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X    No ______
   ---

As of November 2, 2001, 805,000 shares of the issuer's common stock, $1.00 par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 10 pages.

                                                                               Page No.
                                                                               --------
Part I.    FINANCIAL INFORMATION

Item 1 -   Financial Statements (Unaudited)

               Consolidated Statements of Financial Condition
               September 30, 2001 and December 31, 2000 ......................     3

               Consolidated Statements of Operations
               Three Months and Nine Months Ended September 30, 2001 and 2000      4

               Consolidated Statements of Cash Flows
               Nine Months Ended September 30, 2001 and 2000 .................     5

               Notes to Consolidated Financial Statements ....................     6

Item 2 -   Management's Discussion and Analysis of Financial Condition and
           Results of Operations .............................................     7

Part II.   Other Information

               Item 6. Exhibits and Reports on Form 8-K ......................     9

Part I.  FINANCIAL INFORMATION
Item 1 - Financial Statements
-----------------------------

                       BOC FINANCIAL CORP. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition

===================================================================================================================

                                                                                  September 30,
                                                                                       2001           December 31,
                                                                                   (Unaudited)           2000*
                                                                                  -------------      --------------
                                                                                           (In Thousands)
ASSETS

Cash on hand and in banks                                                         $         296      $          483
Interest-bearing balances in other banks                                                  1,344                 446
Federal funds sold                                                                        1,060               1,895
Investment securities available for sale, at fair value                                     819               5,048
Loans receivable, net                                                                    40,296              25,638
Accrued interest receivable                                                                  73                 106
Premises and equipment, net                                                               1,077               1,073
Stock in the Federal Home Loan Bank, at cost                                                204                 182
Other assets                                                                                253                 127
                                                                                  -------------      --------------

                                                               TOTAL ASSETS       $      45,422      $       34,998
                                                                                  =============      ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposit accounts                                                                  $      33,968      $       26,584
Borrowings                                                                                3,000                   -
Advance payments from borrowers for property taxes and insurance                              4                  11
Accrued expenses and other liabilities                                                      206                 195
                                                                                  -------------      --------------

                                                          TOTAL LIABILITIES              37,178              26,790
                                                                                  -------------      --------------

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares
   authorized, no shares issued and outstanding                                               -                   -
Common stock, $1 par value, 9,000,000 shares
   authorized, 805,000 shares issued and outstanding                                        805                 805
Additional paid-in capital                                                                4,274               4,281
Unearned compensation                                                                    (1,402)             (1,481)
Accumulated other comprehensive income (loss)                                                12                  (1)
Retained earnings, substantially restricted                                               4,555               4,604
                                                                                  -------------      --------------

                                                 TOTAL STOCKHOLDERS' EQUITY               8,244               8,208
                                                                                  -------------      --------------

                                                                                  $      45,422      $       34,998
                                                                                  =============      ==============


*Derived from audited financial statements.


See accompanying notes.

                       BOC FINANCIAL CORP. AND SUBSIDIARY
                Consolidated Statements of Operations (Unaudited)
================================================================================

                                                       Three Months Ended                  Nine Months Ended
                                                          September 30,                      September 30,
                                                 -------------------------------    -------------------------------
                                                     2001             2000              2001              2000
                                                 ------------    ---------------    -------------     -------------
                                                                (In Thousands, except per share data)

INTEREST INCOME
  Loans                                          $        739    $         549      $       2,021    $        1,505
  Investments                                              19               82                132               252
  Deposits in other banks and
     federal funds sold                                    23               33                 84                74
                                                 ------------    -------------      -------------    --------------

                          TOTAL INTEREST INCOME           781              664              2,237             1,831
                                                 ------------    -------------      -------------    --------------

INTEREST EXPENSE
  Deposits                                                433              350              1,265               920
  Borrowings                                               26               15                 56                34
                                                 ------------    -------------      -------------    --------------

                         TOTAL INTEREST EXPENSE           459              365              1,321               954
                                                 ------------    -------------      -------------    --------------

                            NET INTEREST INCOME           322              299                916               877

PROVISION FOR LOAN LOSSES                                   -                3                150                 6
                                                 ------------    -------------      -------------    --------------

                      NET INTEREST INCOME AFTER
                      PROVISION FOR LOAN LOSSES           322              296                766               871
                                                 ------------    -------------      -------------    --------------

NON-INTEREST INCOME                                        57               16                162                21
                                                 ------------    -------------      -------------    --------------

NON-INTEREST EXPENSES
  Personnel costs                                         186              130                543               426
  Occupancy                                                26               22                 74                73
  Data processing and outside service fees                 14               13                 44                40
  Deposit insurance premiums                                2                1                  4                 3
  Other                                                    61               69                168               173
                                                 ------------    -------------      -------------    --------------

                    TOTAL NON-INTEREST EXPENSES           289              235                833               715
                                                 ------------    -------------      -------------    --------------

                     INCOME BEFORE INCOME TAXES            90               77                 95               177

PROVISION FOR INCOME TAXES                                 33               15                 33                45
                                                 ------------    -------------      -------------    --------------

                                    NET INCOME   $         57    $          62      $          62    $          132
                                                 ============    =============      =============    ==============

INCOME PER COMMON SHARE
  Basic and diluted                              $       0.08    $        0.08      $        0.08    $         0.18
                                                 ============    =============      =============    ==============

WEIGHTED AVERAGE SHARES
  OUTSTANDING                                         742,342          739,676            743,167           738,812
                                                 ============    =============      =============    ==============

CASH DIVIDEND PER SHARE                          $       0.05    $        0.05      $        0.15    $         0.15
                                                 ============    =============      =============    ==============

See accompanying notes.

                       BOC FINANCIAL CORP. AND SUBSIDIARY
                Consolidated Statements of Cash Flows (Unaudited)

===================================================================================================================


                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                     ------------------------------
                                                                                         2001             2000
                                                                                     -------------    -------------
                                                                                             (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                        $          62    $         132
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                                                               27               21
     Loss on sale of assets, net                                                                 -               13
     Provision for loan losses                                                                 150                6
     Amortization of unearned compensation                                                      72               66
     Deferred compensation                                                                       4               13
     Change in assets and liabilities:
       (Increase) decrease in accrued interest receivable                                       33              (36)
       (Increase) decrease in other assets                                                    (134)              41
       Increase (decrease) in accrued expenses and other liabilities                             7              (16)
                                                                                     -------------    -------------

                                                             NET CASH PROVIDED BY
                                                             OPERATING ACTIVITIES              221              240
                                                                                     -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net (increase) decrease in interest-bearing balances in other banks                        (898)           2,148
   Net (increase) decrease in federal funds sold                                               835              (60)
   Purchases of available for sale investment securities                                         -           (1,050)
   Proceeds from maturities and sale of available for sale securities                        4,250            1,462
   Purchase of Federal Home Loan Bank Stock                                                    (22)              (7)
   Net increase in loans                                                                   (14,808)          (3,894)
   Purchases of premises and equipment                                                         (31)             (71)
                                                                                     -------------    -------------

                                                                 NET CASH USED BY
                                                             INVESTING ACTIVITIES          (10,674)          (1,472)
                                                                                     -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in demand accounts                                                1,302           (3,527)
   Net increase in certificates of deposit                                                   6,082            6,221
   Net increase (decrease) in borrowings                                                     3,000           (1,400)
   Net increase (decrease) in advance payments from borrowers
     for taxes and insurance                                                                    (7)               7
   Cash dividends paid                                                                        (111)            (111)
                                                                                     -------------    -------------

                                                                NET CASH PROVIDED
                                                          BY FINANCING ACTIVITIES           10,266            1,190
                                                                                     -------------    -------------

                                                             NET DECREASE IN CASH
                                                             ON HAND AND IN BANKS             (187)             (42)

CASH ON HAND AND IN BANKS, BEGINNING                                                           483              569
                                                                                     -------------    -------------

                                                CASH ON HAND AND IN BANKS, ENDING    $         296    $         527
                                                                                     =============    =============



See accompanying notes.

                       BOC FINANCIAL CORP. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
================================================================================


NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2001 and 2000, in conformity with generally accepted accounting principles. The financial statements include the accounts of BOC Financial Corp. (the "Company") and its wholly-owned subsidiary, Bank of the Carolinas (the "Bank"). Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the financial statements filed as part of BOC Financial Corp.'s annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B - PENDING MERGER

The Boards of Directors of Bank of Davie, Mocksville, North Carolina and BOC Financial Corp., Landis, North Carolina announced on July 20, 2001 that they had entered into a definitive agreement whereby BOC Financial Corp. and its wholly owned subsidiary, Bank of the Carolinas, would be acquired by Bank of Davie in a stock exchange. Shareholders of BOC Financial Corp. are to receive 0.92 shares of Bank of Davie common stock for each share of BOC Financial Corp. common stock. The merger transaction is subject to the approval of the shareholders of Bank of Davie and BOC Financial as well as state and federal bank regulatory authorities. It is expected the shareholders will be called to vote on the merger at a special meeting to be held on December 11, 2001 with an anticipated closing date of December 31, 2001. The combined institution will be headquartered in Mocksville, North Carolina and will operate under the name "Bank of the Carolinas" with Stephen R. Talbert as Chairman of the Board of Directors and Robert E. Marziano as President and Chief Executive Officer.

NOTE C - NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations entered into after June 30, 2001 be accounted for under the purchase method. SFAS No. 142 requires that all intangible assets, including goodwill that results from business combinations, be periodically (at least annually) evaluated for impairment, with any resulting impairment loss being charged against earnings. Also, under SFAS No. 142, goodwill resulting from any business combination accounted for according to SFAS No. 141 will not be amortized, and the amortization of goodwill related to business combinations entered into prior to June 30, 2001 will be discontinued effective, for the Company, January 1, 2002. The adoption of the provisions of SFAS No. 141 and SFAS No. 142 effective January 1, 2002, is not expected to affect the Company's financial statements.

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

  Comparison of Financial Condition at September 30, 2001 and December 31, 2000

During the nine months ended June 30, 2001, total assets increased by $10.4 million or 30.0%, from $35.0 million to $45.4 million. This increase occurred principally as a result of strong loan growth throughout the nine-month period, as net loans have risen to $40.3 million, representing an increase of $14.7 million or 57.2% from the December 31, 2000 balance of $25.6 million. Commercial loans, which have been emphasized by the Company throughout 2001, grew by $9.0 million, accounting for 61.2% of the overall increase in loans. Increases of $7.4 million in customer deposits and $3.0 million in borrowings, combined with a decrease in liquid assets of $4.4 million, provided funding for the growth in loans.

         Comparison of Results of Operations for the Three Months Ended
                           September 30, 2001 and 2000

Net income for the three months ended September 30, 2001 was $57,000 as compared with net income of $62,000 for the quarter ended September 30, 2000, a decrease of $5,000. Basic net income per share was $.08 in both quarters. Net interest income for the current quarter was $322,000, or $23,000 more than for the quarter ended September 30, 2000. The potential positive impact of an increase in the volume of both interest-earning assets and interest-bearing liabilities was largely offset by the trend in interest rates that resulted in a narrowing of the Company's net interest margin. The net interest margin for the current quarter was 3.09% as compared with 3.77% for the quarter ended September 30, 2000.

Non-interest income increased by $41,000. Substantially all of this increase related to the origination and sale of mortgage loans in the secondary market, which generated income of $56,000 in the current quarter as compared with $15,000 in the third quarter of 2000. As a result, the Company's loan origination office in Concord, which previously had been a source of losses, broke even for the quarter ended September 30, 2001. Non-interest expenses increased from $235,000 for the quarter ended September 30, 2000 to $289,000 for the quarter ended September 30, 2001, essentially because personnel costs increased by $56,000. The rise in personnel costs represents a combination of normal inflationary increases, additional costs incurred to generate the improved performance of the Company's Concord loan origination office and staffing additions made in connection with the Company's increased emphasis on commercial lending.

          Comparison of Results of Operations for the Nine Months Ended
                           September 30, 2001 and 2000

Net income for the nine months ended September 30, 2001 was $62,000 or $.08 per share as compared with net income of $132,000 or $.18 per share for the nine months ended September 30, 2000, a decrease of $70,000 or $.10 per share. Net interest income for the current nine months was $916,000, or $39,000 more than for the nine months ended September 30, 2000.

The potential positive impact of an increase in the volume of both interest-earning assets and interest-bearing liabilities was largely offset by the trend in interest rates that resulted in a narrowing of the Company's net interest margin to 3.18% for the nine months ended September 30, 2001 from 3.84% for the nine months ended September 30, 2000.

The provision for loan losses during the nine-month current period was $150,000 as compared with $6,000 for the nine months ended September 30, 2000, an increase of $144,000. While the Company's loan portfolio continues to perform well, with no nonperforming loans at the current quarter-end, a substantial portion of the increase in loans has consisted of commercial loans. Such loans generally yield higher rates of interest than the residential mortgage loans that have historically comprised the overwhelming majority of the Company's outstanding loans, but with higher risk characteristics. Management has made this significant increase in the provision for loan losses in response to that higher level of risk, but with the expectation that the higher yields on commercial loans will contribute to improved future profitability. Management will continue to evaluate the level of the allowance for loan losses and will make future provisions as such evaluations indicates is appropriate.

Non-interest income increased by $141,000. Substantially all of this increase related to the origination and sale of mortgage loans in the secondary market, which generated income of $146,000 in the current nine month period as compared with $28,000 in the nine months ended September 30, 2000. As a result, the Company's loan origination office in Concord, which previously had been a source of losses, broke even for the nine months ended September 30, 2001. Non-interest expenses increased from $715,000 for the nine months ended September 30, 2000 to $833,000 for the nine months ended September 30, 2001, essentially because personnel costs increased by $117,000. The rise in personnel costs represents a combination of normal inflationary increases, additional costs incurred to generate the improved performance of the Company's Concord loan origination office and staffing additions made in connection with the Company's increased emphasis on commercial lending.

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

The strong growth in loans during the current fiscal year has caused a reduction in the Company's overall level of liquidity. At September 30, 2001, liquid assets comprise 7.7% of total assets, down from 22.5% at the beginning of the current fiscal year. Because of the availability of funds through borrowings and other external sources, Management believes that the Company will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

At September 30, 2001, both the Company and the Bank substantially exceed all applicable regulatory capital requirements.

Part II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

               None

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BOC FINANCIAL CORP.

Date: November 9, 2001                 By: /s/ Stephen R. Talbert
                                           -----------------------------------
                                           Stephen R. Talbert
                                           Chief Executive Officer

Date: November 9, 2001                 By: /s/ Lisa B. Ashley
                                           -----------------------------------
                                           Lisa B. Ashley
                                           Chief Financial Officer